Form 10-Q
period 1996-03-31
CISTRON BIOTECHNOLOGY INC
filed 1996-05-13
CIK 793725

                     __________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington,  DC  20549
                     ____________________________________

                                  FORM 10-Q

                _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
	                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

                                    OR

                ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR
	                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                      Commission File No. 0-15271

                                ___________

                       CISTRON BIOTECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)
                                ___________


      Delaware                               								  	  22-2487972
 (State or other jurisdiction of				 	                  (IRS Employer
 incorporation or organization)			 	                Identification Number)

10 Bloomfield Avenue, Pine Brook, New Jersey			                07058
  (Address of Principal Executive Offices)                  (Zip Code)


            Registrant's telephone number, including area code:
                              (201) 575-1700


	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_  No ___



    The aggregate number of Registrant's outstanding shares on May 10, 1996 was 26,882,990 shares of Common Stock, $.01 par value.



                          Page 1 of 12 pages.

                     CISTRON BIOTECHNOLOGY, INC.
                    (A Development Stage Company)



                                 INDEX


													                                                  PAGE

PART I  -	FINANCIAL INFORMATION

Item 1.	Financial Statements

        Balance sheets as of March 31, 1996 and  June 30, 1995		 3

        Statements of operations for the three months and nine
        months ended March 31, 1996 and 1995..................		 4

        Statements  of  cash flow  for  the  nine months ended
        March 31, 1996 and 1995...............................		 6

        Notes to financial statements.........................		 7

Item 2.	Management's discussion  and analysis  of  results  of
      		operations and financial condition....................		 8


PART II - OTHER INFORMATION...................................		11
      		Signatures............................................		12
                                  2


                  CISTRON BIOTECHNOLOGY, INC.
                          BALANCE SHEETS


                                            	    	June 30,    March 31,
		                                                  1995     			1996
                                    ASSETS			                (Unaudited)
CURRENT:

 Cash and equivalents                         $   891,152    $   469,057
 Accounts receivable-trade		                       69,542  		 	   59,140
 Accounts receivable-other 		                      82,826  			    83,276
 Inventories		                                      7,408 	     	  6,497
 Prepaid expenses		   		                                -       	  2,251
  TOTAL CURRENT ASSETS	                       	 1,050,928        620,221
PROPERTY AND EQUIPMENT:
 Machinery and equipment		                        498,642  			   504,211
 Furniture and fixtures		                         147,113  			   147,113
 Leasehold improvements		                          77,674  			    77,674
                                                  723,429  			   728,998
 Less: Accumulated depreciation		                 712,865  			   720,043
		                                                 10,564  	  		   8,955
SECURITY DEPOSITS		                                23,938  			    23,938
PATENTS, Net of accumulated
amortization of $6,586 and $8,573,                 30,519         28,532
respectively
	                                           $	  1,115,949  		$	  681,646

               LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
 Accrued expenses and accounts payable 	    $	    342,286   	$	  342,327
   TOTAL CURRENT LIABILITIES		                    342,286  			   342,327
 Long-term accounts payable 		                    268,098   			  614,004
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000 shares
  shares authorized; issued and outstanding
  26,882,990
  shares in each period	                       	  268,830  		 	  268,830
 Additional paid-in capital		                   8,615,919  		  8,615,919
 Deficit accumulated during the                (8,379,184)    (9,159,434)
 development stage
TOTAL SHAREHOLDERS' EQUITY                        505,565  			  (274,685)
 (Deficency in ASSETS)
                                            $	  1,115,949  		 $	 681,646


                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          CISTRON BIOTECHNOLOGY, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                             		 Three Months ended March 31,
 			                                                  	1995       			1996

Sales...................................      	$	  160,740  		$	  208,809
Cost of sales...........................	        	  80,412  			    82,648
       Gross profit.....................	        	  80,328  			   126,161
Other income:
   License fees and funded research.....		         935,000  			   100,000
       Operating income before expenses.		       1,015,328  			   226,161
Research and development................		          15,747  			    17,900
Administrative and marketing............		         176,688  			   550,134
Occupancy...............................		          45,447  			    48,387
Total expenses..........................		         237,882  			   616,421
       Operating income(loss)...........		         777,446       (390,260)
Interest income.........................		               - 			      5,394
Net income (loss) before income taxes...		         777,446       (384,866)
Income taxes............................		          12,473  			         -
Net income (loss).......................	      $	  764,973  		$	 (384,866)
Net income (loss) per share.............	      $	     0.03 	    	$	 (0.01)
Weighted average shares outstanding.....		      27,522,928  		 26,882,990


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                    CISTRON BIOTECHNOLOGY, INC.
                     STATEMENTS OF OPERATIONS
                            (UNAUDITED)

	                                            	 Nine Months ended March 31,
	                                                 	1995         			1996

Sales...................................      	$	  451,263  $ 	  476,813
Cost of sales...........................		         243,899  			  248,037
      Gross profit......................		         207,364  			  228,776
Other income:
 License fees and funded research.......	       	  985,000  			  300,000
      Operating income before expenses..		       1,192,364  			  528,776
Research and development................		          47,019  		 	  93,895
Administrative and marketing............		         381,787  		 1,098,559
Occupancy...............................		         139,933  			  139,813
Total expenses..........................		         568,739  			1,332,267
      Operating income (loss)...........		         623,625  			 (803,491)
Interest income.........................		            			-        23,243
Net income (loss) before income taxes...		         623,625  			 (780,248)
Income taxes............................		          12,473  			        -
Net income (loss).......................	      $	  611,152  		$ (780,248)
Net income (loss) per share.............	      $   	  0.02 		 $    (0.03)
Weighted average shares outstanding.....		      27,522,928  	 26,882,990


                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      CISTRON BIOTECHNOLOGY, INC.
                       STATEMENTS OD CASH FLOWS
                             (UNAUDITED)

                         	                    	 Nine Months ended March 31,
	                                                   	1995  			     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                 	$	  503,022  		$	  496,019
 Cash paid to suppliers and employees		           (758,516) 		 (1,298,128)
 Interest received		                                     -   			   23,243
  Royalties, research funding,                   1,055,000        300,000
  license fees received
 Other receipts		                                   32,914  			    62,340
  Net cash provided by (used in)
  operating activities                             832,420       (416,526)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment		                   -  			    (5,569)
  Net cash (used in) investing activities		            		-         (5,569)

 CASH AND CASH EQUIVALENTS, beginning of period    154,270        891,152
 CASH AND CASH EQUIVALENTS, end of period     	$ 	 986,690  	 $ 	 469,057
RECONCILIATION OF NET INCOME (LOSS) TO CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)	                           $	  611,152  		$	 (780,248)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization		                   17,330  			     9,163
  Decrease (increase) in assets:
   Accounts receivable		                           (48,742) 			     9,952
   Inventory                                       		 (138)       			 911
   Prepaid expenses		                               23,538         (2,251)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses		         229,280        345,947
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       $   832,420     $ (416,526)


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                       CISTRON BIOTECHNOLOGY, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


A.BASIS OF PRESENTATION

 The financial statements for the periods ended March 31, 1996 and 1995 have been prepared without audit and, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows at March 31, 1996 and 1995 and for the periods then ended have been made.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

B.OTHER INCOME

 During the three and nine-month periods ended March 31, 1996, the Company received non-refundable research and development funding of $100,000 and $300,000, respectively, representing the third and first three of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.

C.INCOME TAXES

 No income tax benefit has been recorded for either of the three-month or nine-month periods ended March 31, 1996 as no benefit is available from the utilization of net operating loss carryforwards of approximately $8,335,000 and investment and research and development tax credits of $372,000.

Item 2.  Management's Discussion and Analysis of Results of Operations
         --------------------------------------------------------------
         and Financial Condition
         -----------------------

 The following discussion should be read in conjunction with and is qualified in its entirety by the accompanying financial information and notes thereto, and the financial information, notes thereto and management's discussion and analysis of results of operations and financial condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

Overview
- - --------

 The Company incurred operating losses of $390,260 and $803,491 in the three and nine-month periods ended March 31, 1996, respectively, due primarily to litigation expenses. (See Part II - OTHER INFORMATION, Item 1. Legal Proceedings). Significant litigation related expenses are expected to continue. The trial of the Company's suit against Immunex has been rescheduled from April 1996 to September 1996. The operating losses incurred have resulted in the Company having a negative net worth position at March 31, 1996.

Results of Operations
- - ---------------------

 The Company sells its products to the research market and has not generated significant revenues therefrom. None of its products have been submitted to
 or received approval from the U.S.	Food and Drug Administration for the
 sale of such products to the diagnostic or therapeutic markets.

       	Three Months Ended March 31, 1996 and Three Months Ended
        --------------------------------------------------------
	       March 31, 1995
        --------------

 Sales increased $48,069 (29.9%) in the quarter ended March 31, 1996 from the equivalent 1995 quarter due to increased sales of IL-1 protein and bulk assay kit components for IL-1 and TNF, offset, in part, by lower sales of non-bulk assay kits. Assay sales continue to reflect a trend towards lower unit pricing within the research market as well as reduced volumes.

 Cost of sales increased $2,236 (2.8%) reflecting an increased sales volume offset, in part, by lower manufacturing material usage due to the higher product mix of bulk assay components.

 During the three-month period ended March 31, 1996, the Company received non-refundable research and development funding of $100,000, representing the third of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron. Other income of $935,000 was received in the same period of the prior year under a license and supply agreement with the same company and $5,000 in royalty income received under a non-exclusive sublicense granted to another company in 1991.

 Total operating expenses increased $378,539 (159.1%) in the quarter ended March 31, 1996 from the comparable quarter of 1995. Research and development expenses increased $2,153 (13.7%) due to increased research materials purchased for new product studies. Administrative and marketing expenses increased $373,446 (211.4%) due to increased legal and consulting expenses incurred in connection with trial preparation in the suit against Immunex which had been scheduled for trial in April 1996 and legal expenses related to PeproTech's bankruptcy and the work on the appellate brief submitted in March 1996. (See Part II - OTHER INFORMATION, Item 1. Legal Proceedings). Occupancy expenses increased $2,940 (6.5%) due to increased snow removal and utility costs versus the same quarter of the prior year.

 The Company received interest income of $5,394 as the result of investing excess cash balances during the three months ended March 31, 1996.

 The Company had an operating loss of $390,260 in the three-month period ended March 31, 1996 primarily due to the ongoing expenses of the legal proceedings and there can be no assurance that its operations will return to profitability.

   	Nine Months Ended March 31, 1996 and Nine Months Ended March 31, 1995

 Sales increased $25,550 (5.7%) in the nine months ended March 31, 1996 from the equivalent 1995 period due to increased sales of IL-1 protein and bulk assay kit components for IL-1 and TNF, offset, in part, by lower sales of non-bulk assay kits. Assay sales continue to reflect a trend towards lower unit pricing within the research market as well as reduced volumes.

 Cost of sales increased $4,138 (1.7%) reflecting an increased sales volume offset, in part, by lower manufacturing material usage due to the higher product mix of bulk assay components.

 During the nine months ended March 31, 1996, the Company received non-refundable research and development funding of $300,000 representing the first three of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.
  During the nine months ended March 31, 1995, the Company received a $1 million one-time, non-refundable license fee under the license and supply agreement with the same company, against which amount, $70,000 in fees was paid by the Company to the Institutions. The Company also received
 $50,000 in license fees related to the grant of a sublicense to another company for use of IL-1 in its pharmaceutical research program and $5,000 of royalty income under a non-exclusive sublicense granted to another company in 1991.

 Total operating expenses increased $763,528 (134.2%) in the nine-month period ended March 31, 1996 from the comparable period ended March 31, 1995. Research and development expenses increased $46,876 (99.7%) due to the initiation of a periodontal disease study at a dental school under which the Company will provide up to $175,000 of funding for IL-1 research. Administrative and marketing expenses increased $716,772 (187.7%) due to increased legal and consulting expenses incurred in connection with trial preparation in the suit against Immunex which had been scheduled for trial in April 1996 and legal expenses related to PeproTech's bankruptcy and the work on the appellate brief submitted in March 1996. (See Part II - OTHER INFORMATION, Item 1. Legal Proceedings). Occupancy expenses were essentially unchanged from the prior year's nine-month period.

 The Company received interest income of $23,243 as the result of investing excess cash balances during the nine months ended March 31, 1996.

 The Company had an operating loss of $803,491 in the nine-month period ended March 31, 1996 primarily due to the ongoing expenses of the legal proceedings and there can be no assurance that its operations will return to profitability.


Liquidity and Capital Resources

 At March 31, 1996, the Company had current assets of $620,221, including cash and cash equivalents of $469,057, and had current liabilities of $342,327.

 Significant out-of-pocket expenses for litigation will continue to place demands on the Company's liquidity and may affect its ability to return to profitability.

 The Company will continue to seek new product development and distribution opportunities to increase sales. In April 1995, a research and development Agreement between the Company and another company will provide the Company with $1 million of research funding, payable over a two and one-half year period which commenced July 1, 1995.

 Management believes that it has sufficient assets to fund the Company's needs through fiscal 1996. The damage award in the PeproTech suit, if resolved through the bankruptcy court and, if not overturned on appeal, would add to the Company's resources.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

 In January 1996, PeproTech, Inc. filed its brief in appellate court arguing against the district court's findings on the scope of the IL-1 patent claims
 and the amount of damages awarded in the infringement suit.   The Company
 and the Institutions filed their responsive brief in the appellate court in March 1996. It is not known when the appeal might be heard or decided.
 On April 11, 1996, a hearing was held in district court to determine if PeproTech and its owners violated the court's 1995 orders that enjoined PeproTech from infringing the IL-1 patent and which limited the transfer of assets from PeproTech during a certain period in 1995. It is not known when the court will make its rulings.

 On April 5, 1996, the district court in Seattle, WA granted Immunex's motion for a continuance in the trial date from April to September 1996. On April 10, 1996 the court issued an order denying Immunex's motion to dismiss Cistron's claim for damages based on Immunex's unjust enrichment, but narrowing Cistron's means of measuring unjust enrichment. The court dismissed Cistron's claims against Immunex and its co-founders under the federal Racketeer Influenced and Corrupt Organizations Act (RICO), and dismissed Cistron's claim against the Immunex co-founders for fraud.
 In addition the court dismissed Cistron's claim to have its affiliated scientists named as co-inventors on Immunex's IL-1 patent. The court also denied Cistron's motion to dismiss Immunex's unfair competition counterclaim. The court order left standing Cistron's claims against Immunex and its co-founders for trade secret misappropriation, breach of duty of confidentiality, breach of contract and unfair competition.

Item 2.	Changes in Securities
        Not applicable.

Item 3.	Defaults upon Senior Securities
        Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        Not applicable.

Item 5.	Other Information
	       Not applicable.

Item 6.	Exhibits and Reports on Form 8-K
        a. Exhibits.	 Not applicable
        b. Reports on Form 8-K.  None.

                                  SIGNATURE





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 1996                            CISTRON BIOTECHNOLOGY, INC.
                                               ---------------------------
                                                     (Registrant)


                                               Bruce C. Galton
                                               ---------------------------
                                               Bruce C. Galton
                                               President, Chief Operating,
                                               and Financial Officer,
                                               Secretary and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)