Form 10-Q/A
period 1996-03-31
CISTRON BIOTECHNOLOGY INC
filed 1996-07-16
CIK 793725

PAGE> 1

                     __________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington,  DC  20549
                     ____________________________________

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

        Cistron Biotechnology, Inc. hereby amends Part II, Item 6.
        of the Quarterly Reports on Form 10-Q for the nine months
        ended March 31, 1996.
                                  2



PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K
        a. Exhibits.	 27 FDS

SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  Jul 15, 1996    		    	 		CISTRON BIOTECHNOLOGY, INC.
										                              (Registrant)





                                                    __________
                                                 Bruce C. Galton
                                           President, Chief Operating
                                               and Financial Officer,
                                             Secretary and Treasurer
                                            (Principal Financial and
                                                Accounting Officer)