Form 10-K
period 1996-03-01
CISTRON BIOTECHNOLOGY INC
filed 1996-10-01
CIK 793725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-K

            [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1996
                                     OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to
                         ---------------------------
                         Commission File No. 0-15271
                         ---------------------------
                         CISTRON BIOTECHNOLOGY, INC.
            (Exact name of Registrant as specified in its Charter)

                        Delaware          22-2487972
        (State or other jurisdiction     (IRS Employer Identification No.)
      of incorporation or organization)

       10 Bloomfield Avenue, Pine Brook, New Jersey              07058
        (Address of principal executive offices)               (zip code)

             Registrant's telephone number, including area code:
                                 201-575-1700
          Securities registered pursuant to Section 12(b) of the Act:
                                    None
          Securities registered pursuant to Section 12 (g) of the Act:
                                 Yes X  No
                                     -
                   Common Stock, $0.01 par value
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X  No
                                     -
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
 amendment to this Form 10-K. [   ]

  The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the Registrant was $4,803,296 on August 30, 1996 based on the average of the closing bid and asked prices of the Common Stock on such date.

  The aggregate number of Registrant's outstanding shares on August 30, 1996 was 26,882,990 shares of Common Stock, $.01 par value.

                Documents incorporated by reference:
                               None
==============================================================================

                                PART I

 Item 1. Business.

 General

  Cistron Biotechnology, Inc. ("Cistron" or the "Company") is a biotechnology company that uses recombinant DNA and immunological techniques to manufacture a line of cytokine products which it sells to the research market worldwide. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. Cistron's current products are sold to pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research. Cistron has also initiated development of immune system related products which may have applications in the diagnostic markets.

  The Company's principal current products consist of Interleukin-1 beta ("IL-1"), a lymphokine which initiates the immune response, monoclonal and polyclonal antibodies to IL-1 ("IL-1 Antibodies"), and an assay kit that measures IL-1 levels (the "IL-1 Assay"). The Company's IL-1 products are based upon the technology derived from research funded by Cistron on Interleukin-1 beta, the predominant form of IL-1 in humans, at the New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College (the "Institutions").
 Cistron also manufactures and sells assays which measure tumor necrosis factor-alpha ("TNF"), which is a monokine that acts as a mediator of inflammation, and assays which incorporated both TNF and IL-1. In addition, the Company distributes in North America and Asia assays that measure another lymphokine, Interleukin-6, which is principally manufactured by another company. See Item 1 - Business - Products.

  The Company's ability to produce and distribute its principal current products is derived from the following licenses: (i) an exclusive license from the Institutions to make, use, sell, and to sublicense to others, products based upon IL-1 under certain patents issued and pending in the United States and patent spending internationally (collectively, the "IL-1 Patents"), and (ii) an exclusive license from Rijksuniversiteit of Limburg (Holland) under which the Company is supplied TNF antibodies. The Company also has the following licenses under which no products have been developed to date: (i) a non-exclusive royalty free license from The DuPont Merck Pharmaceutical Company ("DuPont Merck") to certain IL-1 mutants and related technology under certain patents pending in the U.S. and internationally and (ii) an exclusive license from the Institutions (part of the same license that relates to IL-1 products) to develop an inhibitor to tissue plasminogen activator, which may have clinical utility in treating some bleeding disorders or inflammatory conditions.
 See Item 1 - Business - Licenses.

  Cistron seeks strategic alliances with corporate or other partners to develop or finance Cistron's development of therapeutic and diagnostic applications of cytokine products. In that regard, in March 1992 Cistron entered into a license agreement with Genetic Therapy, Inc. ("GTI"), now owned by Sandoz, under which Cistron granted GTI an exclusive, worldwide sublicense under the IL-1 Patents to make, use and sell genetic therapy products incorporating IL-1 for the prevention or treatment of cancer in humans. No products have been developed under this license agreement to date. In May 1993, Cistron granted an exclusive sublicense to Biotech Australia Pty. Limited ("Biotech"), a jointly owned subsidiary of Hoechst A.G. and Hoecsht Australia Ltd., to make, use and sell plasminogen activator inhibitor ("PAI- 2") protein in the U.S. using technology contained in Cistron's PAI-2 DNA patent. Cistron has recently initiated development of a PAI-2 assay, using Biotech's reagents, which, if successfully developed, Cistron would sell to the North American research market. In December 1994, Cistron granted a sublicense to another company for use of IL-1 in its pharmaceutical research program. Cistron and Research and Diagnostic Systems, Inc. ("R&D Systems") entered into a license and supply agreement in March 1995 and a research and development agreement in April 1995. Under these agreements, R&D Systems purchases Cistron's IL-1 protein and may purchase IL-1 assay components for resale to the research market worldwide and funds some of Cistron's product development in return for certain co-marketing rights. See Item 1 - Business- Licenses.
 In March 1996, the Company entered into a non-exclusive license with another company under which the Company will use the company's reagents to attempt to develop an assay to measure interleukin converting enzyme ("ICE").
 If developed, the Company will sell this assay to the research market worldwide and pay royalties, based on sales, to the licensor. See Item
 1 - Business - Product Development.

  The Company is a development stage company, has not generated significant revenues and none of its products have been submitted to or received approval by the Food and Drug Administration ("FDA") for the sale of such products to the diagnostic or therapeutic markets.

  The Company was incorporated in Delaware in 1983 under the name Cistron Technology, Inc. and commenced operations in May 1984 as successor to a research and development partnership organized in 1982. From May 1988 to April 1990, the Company operated as a debtor in possession under Chapter 11 of the Federal Bankruptcy Code due principally to an unsuccessful attempt to effect a leveraged acquisition. In April 1990, the Company's motion for dismissal of its Chapter 11 petition was granted. The executive offices of the Company are located at 10 Bloomfield Avenue, Pine Brook, New Jersey 07058 (Telephone No. 201-575-1700).

 Products

  Cistron is a biotechnology company that uses recombinant DNA and immunological techniques to manufacture a line of cytokine products which it sells to the research market worldwide. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. The function of the immune system is to protect the body against infectious agents, including viruses, bacteria, parasites and malignant (cancer) cells. The normal immune system is finely tuned and imbalances may lead to a variety of diseases.

  Two classes of white blood cells, macrophages and monocytes (the surveillance system) and lymphocytes (the antibody producing cells), are primarily responsible for immunity. It is generally believed that the activities of macrophages and lymphocytes are controlled, to a large extent, by a specific group of regulators called lymphokines; the lymphokines, in turn, are released by the class of white blood cells which constitute the surveillance system. The lymphokines attach to specific sites, called receptors, on the surface of cells that constitute the immune system, and impart their "messages" through these contact points, controlling the growth and maturation of the cells and thereby primes the immune system for response following infection or exposure to noxious agents.

  An important feature of the immune response is the detection of noxious agents by macrophages and monocytes which thereupon release IL-1. The IL-1 then activates a subset of secondary cells, the T-lymphocytes, which have two functions. T-lymphocytes can attack foreign cells and can augment the antibody response of a second type of lymphocytic cell, the B-lymphocyte. The B-lymphocytes secrete antibodies which, if effective, inactivate the invading bacteria, viruses or other noxious agents. The interplay among macrophages, B-cells and T-cells determines the strength and breadth of the body's response to infection.

  Insufficient production of lymphokines may lead to immune deficiency states. Over-production of lymphokines may promote severe allergies and autoimmune diseases such as rheumatoid arthritis.

  Cistron's current products are sold to pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research. For the fiscal year ended June 30, 1996 ("Fiscal 1996"), 50% of Cistron's gross sales were made to three major customers, Genzyme, Merck, Frosst and VWR Scientific. The loss of any of these companies, if a comparable new customer is not found, would have a material adverse effect on the Company's business.

	IL-1 Related Products

  The Company's principal current products consist of IL-1, IL-1 Antibodies and the IL-1 Assay and are sold principally to university or commercial research groups that use such products in connection with their own immunological research and development. In the Spring of 1994, Cistron introduced to the research market, recombinant IL-1 precursor and an IL-1 precursor ELISA. Both products are exclusively manufactured by the Company. The focus of these products is to provide the researcher with an additional tool for a clearer understanding of the IL-1 molecule. The sale of IL-1 products accounted for approximately 66% of Cistron's gross sales for Fiscal 1996 (which included sales of TNF/IL-1 assays). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company is in the process of developing additional products that may adapt the IL-1 Assay for diagnostic purposes. See Item 1 - Business - Product Development.

 	Tumor Necrosis Factor-alpha

  Since June 1989, the Company has been manufacturing and selling through the same distribution network as used for sales of its IL-1 product line, an
 assay to measure TNF.   The sale of TNF assays and TNF/IL-1 assays accounted
 for approximately 35% of gross sales for Fiscal 1996. See Item 7-Management's Discussion and Analysis of results of operations and financial conditions.

  TNF, like IL-1, is a cytokine in the immune system. TNF is a mediator of inflammation and may also play a role in the destruction of cancer cells. The assay was developed under a license from Rijksuniversiteit of Limburg, a Dutch university, which developed certain antibodies used in this product. See Item 1 - Business - Licenses.

 	Other Products

  The Company distributes another lymphokine assay which measures Interleukin-6 ("IL-6") to the North American and Asian research markets. This product, however, is substantially manufactured by another company, and accounted for less than 5% of the Company's gross sales in Fiscal 1996.

   Product Development

  In Fiscal 1994, Fiscal 1995, and Fiscal 1996 the Company incurred research and development expenses of $64,000, $62,500, and $111,500 respectively, which amounts do not include project expenses incurred by the manufacturing group, included under cost of sales.

  Cistron's product development strategy with respect to its present line of products has been to contact university or commercial research groups that have achieved results in the identification and production of cytokines and for antibodies to those proteins and to fund short-term, highly focused developmental research aimed at providing the Company with protein and antibody supply. Once a supply level is obtained, the Company's in-house scientists screen the materials and then develop assays for sale to the research market.

  Cistron has attempted to broaden its development strategy to include development of cytokine-based therapeutic and diagnostic products for sale to the therapeutic and diagnostic markets. The Company is seeking corporate partners to develop, or to finance Cistron's development of, cytokine-based therapeutic and diagnostic products.

  	Cancer Therapeutics

  Tests on animals and isolated cancer cell preparations have indicated that IL-1 has potential utility as an anti-cancer agent and that it may also serve as an adjunct for use in combination with other cancer therapeutics to kill cancer cells. In furtherance of the Company's broader development strategy, Cistron, in March 1992, entered into a license agreement with GTI under which Cistron granted GTI an exclusive, worldwide sublicense under the IL-1 Patents to make, use and sell genetic therapy products incorporating IL-1 for the prevention or treatment of cancer in humans. The term of the sublicense is coterminous with Cistron's license from the Institutions. Sandoz Ltd. has acquired GTI. It is not known what effect, if any, such acquisition, will have on the Company's license to GTI. No products have been developed for testing in clinical trials under this license. Additionally, in May 1993, Cistron granted a license to the PAI-2 Patents to Biotech to make, use and sell PAI-2 protein. PAI-2 is a protein synthesized by white blood cells which acts to inhibit plasmin, an enzyme which dissolves blood clots, but also promotes tumor metastasis. Thus it is felt that PAI-2 could be useful in treating cancer. For a discussion of the Company's marketing strategy for products to be developed under the GTI and Biotech license agreements, See Item 1 - Business - Marketing and Distribution below.

 	IL-1 Measurement

  Elevated levels of IL-1 have been associated with rheumatoid arthritis, periodontal disease and other autoimmune diseases. The IL-1 Assay is being adapted as a diagnostic product for the detection of periodontal disease, a condition which affects more than 75% of the adult population over the age of 35 in the United States. In October 1991, Cistron received a Phase I research grant from the SBIR Program to initiate development of such a product (the "Periodontal Assay"), adapting Cistron's IL-1 Assay for in-office use by dentists and periodontists to detect and monitor periodontal disease. A 132-patient study, which was funded under the grant, was completed in August 1992 and was conducted by Cistron and the University of Medicine and Dentistry of New Jersey. Under its April 1995 research and development agreement with Cistron, R&D Systems will fund additional periodontal studies and assay development conducted by Cistron. To this end, Cistron entered into a one-year sponsored research agreement with a dental school in August 1995. Patient enrollment in this study was not completed before January 1996 and therefore, the completion date of this agreement has been extended, informally, without additional funding from the Company.

  The Company believes that its IL-1 Assay also has potential diagnostic application in assessments of immune competence in individuals with alterations in immune function, including cancer patients, immunocompromised individuals (such as persons receiving high doses of steroids) and the elderly. The IL-1 Assay may also have potential utility in identifying patients that may develop septicemia, such as post-surgery patients. The addition of the IL-1 precursor ELISA is expected to aid these studies by providing researchers with a more comprehensive view of the total IL-1 synthesis. The Company filed a U.S. patent application with respect to its IL-1 Assay in May 1987 and in December 1995, U.S. Patent No. 5,474,899 was issued.

 	Inhibitors of the Immune Response

  Recombinant DNA technology enables the Company to produce human IL-1 in large quantities and to conduct research on modifying the molecule in such a way as to act as a reversible, non-toxic inhibitor of the immune response. Research sponsored by the Company has led to the discovery of a molecule which, in preliminary experiments, has shown to have the same ability to bind receptor sites as natural IL-1, but with greatly diminished IL-1 activity. Theoretically, such a molecule would compete with natural IL-1 for binding sites and would, therefore, reduce the effects of the resulting IL-1 biologic response. Significant further research will be needed to discover if this molecule will have any clinical utility as an immune response inhibitor.
The Company is seeking a partner to develop this technology and after obtaining the necessary regulatory approvals, to market the resulting products.

  Inhibitors of the immune response have potential application in the treatment of arthritis, periodontal disease, other autoimmune diseases, severe allergies, septic shock and bleeding disorders although the Company has not yet developed the related products.

  Arthritis and Periodontal Disease. As overproduction of IL-1 promotes the bone demineralization, cartilage degradation and joint inflammation associated with rheumatoid arthritis and loss of attachment of the teeth to the jaw in periodontal disease, compounds which inhibit IL-1 may be useful in the treatment of these diseases. The therapeutic agents currently available for treatment of these diseases may have serious side effects which may limit their utility.

  Other Autoimmune Diseases. There are a number of other diseases in which, it is believed, the body's immune system reacts to its own tissue as if it were an antigen (foreign body) and against which it mounts an immune response. Such diseases, termed autoimmune diseases, include (in addition to rheumatoid arthritis) myasthenia gravis and lupus. Therapeutics developed from IL-1 inhibitors may be of use in treating these diseases.

  Severe Allergies. Persistent severe allergies, such as bronchial asthma, may be resistant to conventional therapy or require such high doses of antihistamines and/or corticosteroids as to burden patients with damaging side effects. Mutant forms of IL-1 or chemical inhibitors of the actions of IL-1 on T-lymphocytes may block the hyperimmune response that results in intractable allergic symptoms.

  Septic Shock. It is estimated that approximately 100,000 people die annually in the U.S. as the result of septicemia (commonly referred to as septic shock). Increased levels of cytokines, especially IL-1, TNF, and IL-6, have been indicated as mediators of septic shock. Neutralizing monoclonal antibodies or inhibitors of IL-1 may prove useful, perhaps in conjunction with other therapeutics, in treating sepsis patients.

  Bleeding Disorders. The Company's license from the Institutions includes an exclusive license to certain issued U.S. patents and associated technology related to PAI-2 which may have clinical utility in treating some bleeding disorders or as an anti-inflammatory agent. The Company has not yet commenced any research in this area, and in May 1993, Cistron granted a sublicense to the PAI-2 DNA Patents to Biotech to make, use and sell PAI-2 protein for therapeutic products in the U.S.

  Treatment of Immune Deficiency States

  Insufficient production of cytokines may prove to be involved in some immune deficiency states. Such conditions can occur at birth, be induced following viral infection or be induced as a side effect of treatment for a primary clinical condition. The Company believes that administration of IL-1 may be effective in treating some immune deficiency states, but has not yet commenced any research in this area.

  Marketing and Distribution

  The Company's President and his Administrative Assistant devote substantial time to marketing, as the Company does not have a marketing department. The marketing effort consists of direct mail and trade journal advertising to the research market and personal solicitation of potential marketing partners. Cistron also uses distributors in the United Kingdom, Europe, Japan, and Taiwan to sell the current product line outside of North America.

  In June 1993, Cistron and Genzyme entered into a sponsored research and supply agreement under which Genzyme co-markets certain of Cistron's current research products, under Genzyme's label, and received co-marketing rights to new IL-1 based research products which might have been developed by Cistron under funding from Genzyme. No such products were developed to the state of marketing readiness under this agreement. In July 1996, Cistron and Genzyme entered into a two year Supply Agreement to continue that portion of the 1993 agreement. In March 1995, Cistron entered into a license and supply agreement with R&D Systems under which R&D Systems will purchase Cistron's IL-1 protein and may purchase certain IL-1 assay components for resale, under R&D System's label, to the research market.
R&D Systems has not commenced sales of assays using Cistron's components and is not obligated to do so. Under the April 1995 research and development agreement, R&D Systems will have exclusive co-marketing rights to additional cytokine research products and to the IL-1 periodontal assay that Cistron may develop with funding by R&D Systems.

  The Company's strategy has been to avoid costly selling and marketing expenses, and to concentrate its resources on research and product development, and it is anticipated that the Company's clinical and therapeutic products, if developed, will be distributed through pharmaceutical and diagnostic companies under licensing or joint venture arrangements. The Company has entered into the GTI license agreement, under which the Company will receive royalties on net sales of all genetic therapy products incorporating IL-1 for the prevention or treatment of cancer in humans ("Licensed Products") sold by GTI. Additionally, in May 1993 Cistron entered into the Biotech agreement under which Cistron will receive royalties on the net sales of therapeutic PAI-2 products sold by Biotech or its affiliates in the U.S. Cistron obtained a cross license from Biotech for development of PAI-2 diagnostic products. Cistron has been advised by Biotech that it opened an Australian manufacturing facility in October 1994, has conducted anti-inflammatory animal studies, and initiated a Phase I human clinical trial in Australia in August 1996.

   Licenses

  Cistron has an exclusive, worldwide license from the Institutions to make, use and sell, and to sublicense to others, products adapting the IL-1
Patents and to make, use and sell products incorporating related technology. The Company was granted this license in return for funding the research and development resulting in the issuance to the Institutions of the IL-1 Patents. The term of such license is the life of the IL-1 Patents, with respect to the patents, and October 1, 2000, in the case of the related technology, in each case excluding any time required for pre-market clearance that may be required by a U.S. regulatory agency. The Company pays a royalty on IL-1 sales to the Institutions. If the Company enters into a joint venture with another company to commercialize IL-1, the Company must pay a royalty to the Institutions on sales to the joint venture partner and royalties received from such partner. If the Company enters into sublicense arrangements with other companies which are not joint ventures, the Company must pay a royalty of 50% of royalties received from the sublicensee. Cistron has been involved in litigation and a patent regulatory proceeding in order to protect its rights to the IL-1 Patents from infringement. See Item 1 - The Company - Patent Protection.

  Cistron's ability to manufacture the TNF assays and TNF/IL-1 assays is derived from its exclusive, worldwide license from Rijksuniversiteit of Limburg (Holland), under which the university supplied Cistron with TNF antibodies owned by the university. The Company pays this university a royalty on sales of such products. The Company, at its sole discretion, may expand its rights to use these antibodies in clinical diagnostic kits upon the payment of a fee to Rijksuniversiteit of Limburg. The license expires in September 1998.

  The Company's license from the Institutions also includes an exclusive license to certain issued U.S. patents and associated technology relating to PAI-2 which may have clinical utility in treating cancer and some bleeding disorders. The Company entered into the Biotech Agreement in May 1993. Cistron has recently initiated development of a PAI-2 assay, using Biotech's reagents, which, if successfully developed, Cistron would sell to the North American research market. See Item 1 - Business - Product Development - Inhibitors of the Immune Response - Bleeding Disorders.

  In March 1996, the Company entered into a non-exclusive license with another company under which the Company will use that company's reagents to try to develop an assay to measure interleukin converting enzyme ("ICE"). If developed, the company will sell such assay to the research market worldwide and pay royalties, based on sales, to the licensor.

  The Company currently sublicenses patents and related technology to others under the GTI, Biotech, and R&D Systems license agreements. See Item 1 - Business - Marketing and Distribution.

  Patent Protection

  Company investigators, both at universities and in-house, seek patent protection for technology when deemed appropriate and have filed applications for U.S. and foreign patents relating to several different products and processes. Between 1988 and 1996, five patent applications for one of these products containing claims directed to various aspects of human IL-1 and production of IL-1 and one directed to the PAI-2 DNA were issued to the Institutions, from which the Company received an exclusive worldwide
license.  The European equivalent patent was issued in December 1993.   In
December 1995, a U.S. patent related to the Company's assay was issued. In addition to the issued IL-1 patents, a number of applications of the Institutions and Cistron are pending in the U.S. and foreign countries covering an inhibitor to IL-1, IL-1 Antibodies, and additional claims for the IL-1 Assay. There can be no assurance that the pending applications will result in the issuance of any patents or that the patents issued to date or any future patents issued will provide substantial protection or be of commercial benefit to the Company or to licensees of the technology. The Company is relying upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop its competitive position. However, there can be no assurance that others may not acquire or independently develop similar technology.

  In December 1991, the Company, together with the Institutions, filed suit in U.S. District Court in Newark, New Jersey against PeproTech, Inc., alleging infringement of the Institutions' patent covering the production of recombinant IL-1, to which the Company holds an exclusive license.
The Company and the Institutions sought money damages for Cistron's lost sales and an injunction against further infringement. In September 1993, the U.S. District Court, District of New Jersey, granted the Company's and the Institutions' motion for summary judgment against PeproTech. In its decision, the Court concluded that the scope of the Institutions' patent encompasses not only the full-length precursor of the IL-1 protein, but the protein's fragments as well. Trial was held during November and December 1993, in the United States District Court, District of New Jersey. In
August 1994, the Court entered judgment in favor of the Company and the Institutions. In its decision, the Court rejected PeproTech's arguments against the validity of the Institution's IL-1 patent and found that PeproTech's manufacture and sale of IL-1 was an infringement of the IL-1 patent. The Court ruled that PeproTech's infringement was willful and awarded $2.7 million in damages, interest and attorneys' fees to Cistron and the Institutions in October 1994. PeproTech filed a motion to stay execution of the judgment pending appeal and Cistron and the Institutions filed a motion to add PeproTech's president as a defendant. In July
1995, the Court denied both motions. PeproTech then filed an amended notice of appeal from the finding of patent validity and enforceability, infringement and the damages award and also in July 1995, PeproTech filed a petition under Chapter 11 of the Bankruptcy Code.

  Cistron and the Institutions filed a cross-notice of appeal requesting that if the Appellate Court reduces the amount of the damages award, then the Appellate Court should treble the award, based on PeproTech's willful infringement, up to a maximum of the originally awarded $2.7 million. Briefing by both parties at the Appellate Court has been completed. Oral argument before the Appellate Court is scheduled for October 7, 1996. It is not known when the appeal might be decided.

  On April 11, 1996, a hearing was held in District Court to determine if PeproTech and its owners violated the Court's 1995 orders that enjoined PeproTech from infringing the IL-1 patent in the United States and which limited the transfer of assets from PeproTech during a certain period in 1995. It is not known when the District Court will make its rulings.

  PeproTech is still operating under the protection of the Bankruptcy Court while the appeal is pending. PeproTech has submitted a plan of reorganization to the Bankruptcy Court, but the plan has not yet been approved.

  Any damages collected by the Company and the Institutions, net of reimbursement of legal fees and costs incurred by them in this litigation, will be paid to the Company, which, in turn, will pay the Institutions an amount equal to 7% thereof, representing the Institutions' lost royalties. The Company has agreed to pay one-half of the legal fees incurred by the Company and the Institutions in connection with this litigation.

  In January 1992, the Company was notified by the Institutions that the U.S. Patent and Trademark Office (the "Patent Office") had declared an interference between a pending application owned by the Institutions and licensed to the Company and a pending application owned by Immunex Corp. The subject matter of the interference, as defined by the Patent Office, is "a substantially
pure IL-1 beta protein."   In October 1993, the Company was notified that
the U.S. Patent and Trademark Office Board of Appeals and Interferences had entered a judgment of "no interference in fact" in the interference declared in January 1992 between pending patent claims licensed to the Company by the Institutions and pending patent claims of Immunex Corp. The pending claims will be referred back to the original examiners for further review. Claims in the application owned by the Institutions and licensed to the Company that was the subject of the interference were allowed and issued a U.S. Patent No. 5,510,462 in April 1996.

  In January 1996, the Patent Office granted U.S. patent No. 5,484,887 (the `887 patent) owned by Immunex Corp. The `887 patent includes claims to purified, mature human IL-1b protein (claims 8-12). In March 1996, a request for reexamination of the `887 patent was filed in the Patent Office. An order granting the request for reexamination of the `887 patent was issued by the Patent Office in May 1996. Reexamination was granted on the grounds that a "substantial new question of patentability affecting claims 8-12 of United States Patent Number 5,484,887 is raised by the request for reexamination." At this time a decision concerning the patentability of the claims in the `887 patent has not been reached by the Patent Office in the reexamination.

  On September 28, 1993, the Company filed suit in the U.S. District Court, District of New Jersey, against Immunex Corporation alleging misappropriation of trade secrets related to IL-1 and seeking damages therefor. Later that day, Immunex filed suit against the Company in the U.S. District Court, District of Washington, seeking declaratory judgment that Immunex did not misappropriate trade secrets and an injunction against the Company from claiming rights in Immunex's pending or issued patents.
 In December 1993, the U.S. District Court, District of New Jersey, transferred the Company's suit against Immunex to the District of Washington where Immunex's suit against the Company was pending. Immunex had asserted a counterclaim against the Company claiming that certain conduct by the Company constituted unfair competition and a violation of federal and the State of Washington's Consumer Protection Acts. In January 1994, the Company and Immunex agreed to combine the two suits into a single action in the District of Washington.

  In March 1994, Immunex filed a motion for summary judgment based upon statute of limitations and other time bar arguments. The Company submitted a brief opposing Immunex's motion in April 1994. Also in March 1994, Immunex filed a motion to a) limit discovery solely to issues related to the time bar issues and b) separate the potential trial between determination of liability and damages. In June 1994, the Judge denied Immunex's summary judgment motion as well as its motion to limit discovery. Also in October 1994, Immunex filed a motion to amend its counterclaim against the Company seeking a declaration of non-infringement, invalidity and nonenforceability of the IL-1b patent to which the Company holds an exclusive license.

  The Company submitted a motion to dismiss Immunex's counterclaim and a declaration promising not to sue Immunex for infringement of the IL-1b patent for Immunex's past, current or future production and use of IL-1b in its own research program; Immunex's existing or past commercial products or processes based on the use or sale of IL-1b; and Immunex's anticipated production and marketing of an IL-1 receptor based on Immunex's research and development which involved production or use of IL-1b. On September 18, 1995, Immunex withdrew its declaratory judgment counterclaim.

  The Judge's order said that he will give consideration to having the same jury decide liability first, and then, if necessary, decide damages issues following a short interval. In October 1994, the Company filed a civil complaint in the U.S. District Court, Western District of Washington, against certain Immunex founders and former officers, alleging misappropriation of trade secrets, fraud, and violations of the civil RICO Act. The Court granted the Company's motions to amend its complaint against Immunex to include a count alleging civil RICO Act violations and to consolidate its complaint against the Immunex founders with its complaint against Immunex. The Company's RICO count was dismissed in April, 1996. In November 1995, the Company filed to three additional causes of action against Immunex based on the same facts, for breach of duty of confidentiality, breach of contract/promissory estoppel, and unfair competition. Immunex moved for summary judgment on these counts in August 1996. In August 1996, Immunex also moved for summary judgment with respect to trade secret misappropriation case because the Massachusetts Institutions, from which Cistron's IL-1b rights were licensed, received NIH grants, and Immunex asserts that the Institutions cannot have
 trade secrets under the Bayh-Dole Act.   Immunex also filed two additional
 motions for summary judgment seeking to limit the Company's damages claims, and a motion to strike the Company's jury demand on damages. The Company opposed each of those motions.

  On September 4, 1996, Immunex filed a motion for voluntary dismissal of their unfair competition counterclaim. The Court dismissed Immunex's counterclaim on September 24, 1996.

  In its answers to interrogatories, the Company indicated that it is preliminarily seeking monetary damages of approximately $30 - $70 million from Immunex. There can be no assurance as to what the final level of damages sought will be, or that the Company will be successful in receiving the amount sought either at trial or by settlement or that any award received might not be overturned or reduced after trial on appeal.

  On September 13, 1996, the District Court ruled on several motions for summary judgment in the Company's lawsuit against Immunex. The Court denied Immunex's motion seeking a ruling that the Company's claims for trade secret misappropriation, breach of confidentiality, and breach of contract or promissory estoppel, were preempted by the federal Bayh-Dole Act, and entered summary judgment for the Company on the preemption issue, concluding that the Bayh-Dole Act does not preempt the Company's state tort and contract claims. The Court also denied Immunex's motion for summary judgment on the Company's breach of confidentiality and breach of contract or promissory estoppel claims.

  The Court granted several of Immunex's motions for summary judgment on certain claims and measures of damages. The Court granted Immunex's motion for summary judgment on the Company's unfair competition claim, and granted Immunex's motion for summary judgment on two means of measuring damages, holding that the Company may not measure damages by using the market price of Immunex stock, and holding that the Company may not seek damages at trial based on the interest calculation described in the parties' motion papers.
 It was unclear from the Court's ruling whether the Company would be permitted to seek any sort of prejudgment interest or present value component of damages at trial.

  Trial in the Immunex suit which had been scheduled for September 24, 1996 is being rescheduled to November 1996 due to other scheduling conflicts of the Court.

  During fiscal years 1992 through 1996, the Company has incurred expenses aggregating approximately $1.6 million in legal fees to protect the Company's patent position and will continue aggressive patent defense in the future.

  Government Regulation

  The manufacturing and marketing of pharmaceutical products requires the approval of the FDA and comparable agencies in foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new therapeutic drug may take several years and often involves the expenditure of substantial resources.
 The steps required before a product can be produced and marketed for human use include preclinical studies, the filing of an Investigational New Drug
 ("IND") application, human clinical trials and the approval of a New Drug Application ("NDA"), a process which may take several years.

  Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and to identify major safety problems. The results of these studies are submitted to the FDA as part of the IND application before approval can be obtained for the commencement of testing in humans.

  The human clinical testing program involves three phases. Phase I studies are conducted on volunteers or, in the case of antitumor agents, on patients with terminal disease, to determine the maximum tolerated dose and any side effects of the product. Phase II studies are conducted on patients having a specific disease to determine the product's efficacy and the most effective doses and schedules of administration. Phase III involves wide-scale studies on patients with the same disease in order to provide comparison with currently available drugs or biologics. Data from Phase I, II and III trials are submitted in an NDA. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, pre-clinical and clinical trials. The FDA must approve the NDA before the drug may be marketed.

  The manufacture and marketing of in-vitro diagnostic products requires compliance with regulations which, generally, are less difficult to comply with then those covering pharmaceuticals. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) application. Such application must contain information which establishes that the product in question is "substantially equivalent" to similar diagnostic products already in general use. The FDA has 90 days within which to respond to such application. Failure to obtain acceptance under the 510(k) application process would require an approval process involving lengthy and detailed laboratory and clinical testing, other costly and time-consuming procedures and extensive delays.

  The manufacture, marketing and sale of the products sold by the Company to the research market are not subject to FDA regulatory approval.

  The Company's business is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act.

  The Company believes that it complies with the National Institutes of Health guidelines for recombinant DNA research.

  Competition

  Many companies, including large pharmaceutical and biotechnology firms with financial resources and research, development and marketing staffs and facilities substantially greater than those of Cistron, are engaged in researching and developing products similar to those under development by the Company. The industry is characterized by rapid technological advances and competitors may develop comparable products more rapidly and/or effectively than those under development by Cistron. There can be no assurance that there will not be technological developments or break-through in the industry by others that would significantly reduce the competitiveness of the Company's products.

  Several companies have introduced IL-1 products to the research market in competition to those of the Company. The Company has notified others engaged in IL-1 products of the Company's license to IL-1 patents and the Company and the Institutions are reviewing competing IL-1 products for patent infringement.

  Manufacturing

   Although the Company's present manufacturing capacity is limited, it produces substantially all the products it is selling to the research market.

  Employees

  The Company has five full-time employees, consisting of its President, its Vice President of Operations and Product Development, an Administrative Assistant, a senior scientist and a scientist. In addition, the Chairman of the Board and Vice Chairman of the Board perform services on a part-time basis, each devoting approximately 10% of their time to the affairs of the Company. The Company also employs a part-time manufacturing worker and a scientist on a temporary basis. None of the Company's employees are represented by a union or are covered by a collective bargaining agreement. All employees of the Company have entered into agreements under which they are required to keep all information with regard to the business of the Company confidential and to assign to the Company any inventions relating to the Company's business made by them while in the Company's employment. The Company believes its relations with its employees are excellent.

  Item 2. Properties.

  The Company leases approximately 12,500 square feet of combined laboratory and office space at 10 Bloomfield Avenue, Pine Brook, New Jersey at a base annual rental of approximately $123,000 (subject to increases based on the Consumer Price Index) plus utilities and taxes. The lease agreement, as amended, is in effect through 1997, with a renewal option for five additional years. The facility contains tissue culture, immunology, protein biochemistry, molecular biology and product development laboratories, all of which the Company believes are adequate for their present and anticipated future use.

  The Company owns all equipment required for its current operations; such equipment is in satisfactory condition.

  Item 3. Legal Proceedings.

          See Item 1 - Business - Patent Protection.

  Item 4. Submission of Matters to a Vote of Security Holders.

          None.

                              PART II

 Item 5.  Market for the Registrant's Securities and Related Stockholder
 Matters.

  The Company's Common Stock, par value $.01 per share (the "Common Stock") is traded in the over-the-counter market through the National Association of Securities Dealers' Non-NASDAQ OTC Electronic Bulletin Board under the symbol "CIST". The following table sets forth the high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., for each calendar quarter during the period from July 1, 1993. The prices reflect inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     Fiscal Year 1995                                  High             Low

 First Quarter  (July 1994 - Sept. 1994)...............1/20            1/100
 Second Quarter (Oct. 1994 - Dec. 1994)................1/16            1/100
 Third Quarter  (Jan. 1995 - March 1995)...............1/32            1/100
 Fourth Quarter (April 1995 - June 1995)...............1/14            1/50

     Fiscal Year 1996                                  High             Low

 First Quarter  (July 1995 - Sept. 1995)...............1/14            2/33
 Second Quarter (Oct. 1995 - Dec. 1995)................5/32            1/32
 Third Quarter  (Jan. 1996 - March 1996)................7/8            1/20
 Fourth Quarter (April 1996 - June 1996)...............7/16            7/32

      Fiscal Year 1997
 First Quarter (through August 30, 1996)..............11/25            1/4



  On August 30, 1996, the closing bid and asked prices for the Common Stock were $.35 and $.37.

  On August 30, 1996, there were approximately 784 holders of the Common Stock, excluding beneficial holders registered in nominee or street name.

  No cash dividends have been declared or paid on the Common Stock. The Company does not anticipate paying dividends on the Common Stock in the foreseeable future.

  Item 6. Selected Financial Data.

  The following selected financial data are derived from the Company's financial statements and should be read in conjunction with and are qualified in their entirety by the financial statements, related notes and other financial information included elsewhere in this report. Independent Auditors' Report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. See - Independent Auditors' Report and Note 1 to the Financial Statements.