Form 10-Q
period 1996-09-30
CISTRON BIOTECHNOLOGY INC
filed 1996-11-14
CIK 793725

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------

                                  FORM 10-Q

               _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 1996

                                       OR

               ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                          Commission File No. 0-15271

                          ---------------------------
                          CISTRON BIOTECHNOLOGY, INC.
              (Exact Name of Registrant as Specified in its Charter)
                          ---------------------------

           Delaware                                         22-2487972
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification Number)


     10 Bloomfield Avenue, Pine Brook, New Jersey             07058
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

                                Yes _X_  No ___

     The aggregate number of Registrant's outstanding shares on November 10, 1996 was 26,884,990 shares of Common Stock, .01 par value.


                              Page 1 of 10 pages


                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                          ---------------------------

                                   INDEX
                                   -----

                                                                            PAGE
                                                                            ----
PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

           Balance sheets as of September 30, 1996 and June 30, 1996........   3

           Statements of operations for the three months ended
           September 30, 1996 and 1995......................................   4

           Statements of cash flow for the three  months ended
           September 30, 1996 and 1995......................................   5

           Notes to financial statements....................................   6

           Item 2. Management's discussion and analysis of results
           of operations and financial condition............................   7


PART II -  OTHER INFORMATION................................................   9

           Signatures.......................................................  10



                              CISTRON BIOTECHNOLOGY,INC.
                              --------------------------
                                    BALANCE SHEETS
                                    --------------
                                                     June 30,      September 30,
                                                   -----------     -------------
                                                      1996             1996
ASSETS                                             -----------     -------------
------                                                              (unaudited)
CURRENT:
 Cash and equivalents                             $   359,600      $    292,830
 Accounts receivable-trade                             28,939            61,731
 Accounts receivable-other                            206,610           247,837
 Inventories                                            6,337             3,590
 Prepaid expenses                                         500               500
                                                   -----------       -----------
 TOTAL CURRENT ASSETS                                 601,986           606,488
                                                   -----------       -----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                              504,211           504,211
 Furniture and fixtures                               147,113           147,113
 Leasehold improvements                                77,674            77,674
                                                    -----------      -----------
                                                      728,998           728,998
 Less: Accumulated depreciation                       722,992           723,454
                                                    -----------      -----------
                                                        6,006             5,544
                                                    -----------      -----------
SECURITY DEPOSITS                                      23,938            23,938
                                                    -----------      -----------
PATENTS, Net of accumulated amortization
 of $9,236 and $9,898, respectively                    27,869            27,207
DEFERRED CHARGE                                             -           890,000
                                                    -----------      -----------
                                                  $   659,799     $   1,553,177
                                                    ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accrued expenses and accounts payable            $   512,762      $    644,586
                                                   -----------       -----------
  TOTAL CURRENT LIABILITIES                           512,762           644,586
                                                   -----------       -----------
 Long-term accounts payable                           747,638         1,749,977
SHAREHOLDERS' EQUITY:                              -----------       -----------
 Common stock, $.01 par value; 50,000,000 shares
 authorized; issued and outstanding 26,882,990
 shares and 26,884,990 shares, respectively           268,830           268,850
 Additional paid-in capital                         8,615,919         8,616,253
 Deficit accumulated during the development stage  (9,485,350)       (9,726,489)
                                                   -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                           (600,601)         (841,386)
                                                   -----------       -----------
                                                  $   659,799      $  1,553,177
                                                   ===========       ===========


                         See accompanying notes to financial statements.


                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------
                                                           Three Months ended        February 2, 1982
                                                   Three Months ended September 30,  (commencement of
                                                   --------------------------------   operations) to
                                                        1995               1996      September 30, 1996
                                                   ------------      --------------  ------------------
Sales............................................  $    133,834      $    175,480    $  8,415,080
Cost of sales....................................        69,339            62,977       3,549,879
                                                     ----------        ---------       ----------

       Gross profit..............................        64,495           112,503       4,865,201
Other revenues:
 Funded research and royalty income..............       100,000           100,419       3,601,149
                                                     ----------        ----------      ----------
       Operating income before expenses..........       164,495           212,922       8,466,350
                                                     ----------        ----------      ----------
Research and development.........................        18,341            24,070       7,842,188
Administrative and marketing.....................       190,229           385,238       9,152,103
Occupancy........................................        50,367            44,753       2,106,687
                                                     ----------        ----------      ----------
Total expenses...................................       258,937           454,061      19,100,978
                                                     ----------        ----------      ----------
       Operating loss............................        94,442           241,139      10,634,628
Interest income (expense) - net..................         9,702                 -          76,955
Other expense                                                 -                 -          59,895
Amortization of deferred financing costs                      -                 -         173,079
Acquistion expense                                            -                 -         429,620
                                                     ----------        ----------      ----------
Loss before income taxes and extraordinary credit.       84,740           241,139      11,220,267
Income tax provision..............................            -                 -         268,538
                                                     ----------        ----------      ----------
Loss before extraordinary credit..................       84,740           241,139      11,488,805
                                                     ----------        ----------      ----------
Extraordinary credit - benefit of tax loss
 carry forward....................................            -                 -         262,838
                                                     ----------        ----------      ----------
Net loss.......................................... $     84,740      $    241,139    $ 11,225,967
                                                     ==========        ==========      ==========
Net loss per share...............................  $         -       $       0.01
                                                     ==========        ==========
Weighted average shares outstanding..............    26,882,990        26,884,990
                                                     ==========        ==========


                     See accompanying notes to financial statements



                            CISTRON BIOTECHNOLOGY, INC.
                            ---------------------------
                             STATEMENTS OF CASH FLOW
                             -----------------------
                                   (UNAUDITED)
                                   -----------
                                                                                  February 2, 1982
                                                Three Months ended September 30,  (commencement of
                                                --------------------------------   operations) to
                                                      1995              1996      September 30, 1996
                                                 -----------         -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                    $  149,081          $  145,518   $   10,272,629
 Cash paid to suppliers and employees              (478,479)           (440,000)     (20,465,211)
 Interest received                                    9,702                   -           76,960
 Acquistion expenses paid                                 -                   -         (429,620)
 Royalties, research funding,
  license fees received                             100,000             100,419        2,167,987
 Other receipts                                      59,807             126,939          311,090
                                                   ---------          ----------      ------------
 Net cash used in operating activities             (159,889)            (67,124)      (8,066,165)
                                                   ---------          ----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                            -                   -           15,097
 Purchase of property and equipment                       -                   -         (729,383)
                                                   ---------          ----------      -----------
 Net cash used in investing activities                    -                   -         (714,286)
                                                   ---------          ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock
  and additional contributions                            -                 354        9,943,519
 Principal payments on notes payable                      -                   -         (870,238)
                                                   ---------          ---------       -----------
 Net cash provided by financing activities                -                 354        9,073,281
                                                   ---------          ---------       -----------
 Net change in cash and cash equivalents           (159,889)            (66,770)         292,830
CASH AND CASH EQUIVALENTS, beginning of period      891,152             359,600                -
                                                   ---------          ---------       -----------
CASH AND CASH EQUIVALENTS, end of period         $  731,263          $  292,830   $      292,830
RECONCILIATION OF NET LOSS TO CASH                 =========          =========       ===========
 USED IN OPERATING ACTIVITIES:
 Net loss                                        $   84,740          $  241,139   $   11,225,967
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization                        3,054               1,124          730,361
 Loss on disposal of property and equipment               -                   -            3,979
 Other expense                                            -                   -           22,100
 Amortization of deferred financing costs                 -                   -          173,079
 Decrease (increase) in assets:
  Accounts receivable                                49,134             (74,019)        (102,958)
  Inventory                                            (572)              2,747           (3,590)
  Prepaid expenses                                        -                   -             (500)
  Notes and other receivables                             -                   -         (222,310)
  Security deposit                                        -                   -          (23,938)
  Intangible assets                                       -                   -          (37,105)
  Deffered charges                                        -            (890,000)        (890,000)
 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses            (126,765)          1,134,163        3,510,684
                                                   ---------          ----------      -----------
NET CASH USED IN OPERATING ACTIVITIES            $ (159,889)         $  (67,124)  $   (8,066,165)
                                                   =========          ==========      ===========


                  See accompanying notes to financial statements.



                               CISTRON BIOTECHNOLOGY, INC.
                               ---------------------------
                              NOTES TO FINANCIAL STATEMENTS
                              -----------------------------
                                      (Unaudited)


A. BASIS OF PRESENTATION
   ---------------------
   The financial statements for the periods ended September 30, 1996 and 1995 have been prepared without audit and, in the opinion of management, all adjustments (which include only  normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows at September 30, 1996 and 1995 and for the periods then ended have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
   The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

B. CHANGES IN SHAREHOLDERS' EQUITY
   -------------------------------
   During the three months ended September 30, 1996, shareholders' equity decreased as a result of a net loss of $241,139 offset, in part, by $354 from the proceeds from the issuance of capital stock due to the exercise of an employee stock option.  In the three months ended September 30, 1995, share-
   holders' equity decreased as a result of net loss of $84,740 in such period.

C. OTHER INCOME
   ------------
   During the three-month periods ended September 30, 1996 and 1995, the Company received non-refundable research and development funding of $100,000, representing the first and fifth, respectively, of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.

D. DEFERRED CHARGE
   ---------------
   Under an agreement with the attorneys which handled the Immunex litigation on behalf of the Company, additional contingent expenses of $890,000 were accrued as deferred charges and long-term accounts payable as they will become payable in the quarter ending December 31, 1996.  The final amount of contingent expenses through November 1996 cannot yet be determined.  However, also, in the December 31, 1996 quarter, other income will be recorded to reflect the settlement of the Immunex lawsuit.

E. INCOME TAXES
   ------------
   No income tax benefit has been recorded for either of the three-month periods as no benefit is available due to the availability of net operating loss carryforwards of approximately $8,956,000 and investment and research and development tax credits of $372,000.



Item 2. Management's Discussion and Analysis of Results of
        --------------------------------------------------
        Operations and Financial Condition
        ----------------------------------

The following discussion should be read in conjunction with and is qualified in its entirety by the accompanying financial information and notes thereto, and the financial information, notes thereto and management's discussion and analysis of results of operations and financial condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Certain statements in this discussion and analysis constitute forward-looking statements, are not historical facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected. Such risks and uncertainties include but are not limited to: (i) general economic conditions; (ii) conditions specific to the biotechnology industry; (iii) the Company's ability to develop and obtain regulatory approval to commercialize diagnostic or therapeutic products; (iv) the effectiveness and ultimate market acceptance of any such products; (v) limitations on third party reimbursements with respect to any such products; and (vi) competition. The Company does not undertake to update or revise any forward-looking statements contained herein whether as a result of new information, furture events or otherwise.

Results of Operations
---------------------

The Company sells its products to the research market and has not generated significant revenues therefrom. None of its products have been submitted to or received approval from the Food and Drug Administration for the sale of such products to the diagnostic or therapeutic markets.

        Three Months Ended September 30, 1996 and Three Months Ended
        ------------------------------------------------------------
        September 30, 1995
        ------------------

Sales increased $41,646 (31.1%) in the quarter ended September 30, 1996 from the equivalent 1995 quarter due to increased sales of bulk cytokine assays and reagents. The Company anticipates continued competition and pressure on sales pricing.

Cost of sales decreased $6,362 (9.2%) in the quarter ended September 30, 1996 from the comparable 1995 quarter due to lower manufacturing salary expense as the result of lower headcount and lower manufacturing material expense due to higher bulk product sales, offset, in part, by higher sales volume.

During each of the three months ended September 30, 1996 and 1995, the Company received non-refundable research and development funding of $100,000, representing the first and fifth, respectively, of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.

Total operating expenses increased $195,124 (75.4%) from the quarter ended
September 30, 1995. Research and development expenses increased $5,729 (31.2%) from the 1995 comparable quarter due to funding university research.

Administrative and marketing expenses increased $195,009 (102.5%) from the comparable 1995 quarter due to increased legal and consulting expenses associated with the Company's lawsuits against Immunex Corp. and PeproTech, Inc.
Occupancy expenses decreased $5,614 (11.1%) due to lower utility expenses.


The investment of excess cash earned interest of $9,702 in the quarter ended
September 30, 1995. No interest income was received in the same period of the current year.

The Company recorded $890,000 of contingent liabilities as deferred charges and accrued long-term accounts payable in the quarter ended September 30, 1996.
Such liabilities reflect additional litigation expenses which will be paid in the quarter ended December 31, 1996 as the result of reaching a settlement in the Immunex lawsuit. The final amount of additional contingent expenses through November 1996 cannot yet be determined.

The Company had an operating loss of $241,139 in the quarter and there can be no assurance that its operations will return to profitability.


Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had current assets of $606,488 including cash and cash equivalents of $292,830 and had current liabilities of $644,586.

Significant out-of-pocket expenses for litigation will continue in the quarter ending December 1996. However, in October 1996, the Company and Immunex
Corporation agreed to settle the Company's claims against Immunex and two of its former officers. The agreement provides payment of an aggregate of $21 million to the Company over five years (See PART II - OTHER INFORMATION, Item 1. Legal
Proceedings) starting with a payment of $11 million on November 15, 1996. Under an agreement with the attorneys which handled the litigation on behalf of the Company, additional contingent expenses of approximately $890,000 were accrued as liabilities on the September 30, 1996 balance sheet. The final amount of additional contingent expenses through November 1996 cannot yet be determined.
The attorneys will also be paid a percentage of the gross settlement amount.
The net settlement payment amounts will be apportioned between the Company and the Institutions pursuant to an agreement under which the Institutions shared a portion of the litigation expenses. While the final amount cannot be determined at this time, it is estimated that the Company's share of the total settlement proceeds will range between $12 and $14 million.

Management believes that it will have sufficient assets to fund the Company's needs through fiscal 1997. The damage award in the PeproTech suit, if resolved through the bankruptcy court and, if not overturned on appeal, would add to the Company's resources.




PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
        -----------------
        In October 1996, oral argument was presented by the Company and Pepro
        Tech in Appellate Court.  It is not known when the appeal will be decided.

        Trial in the Company's lawsuit against Immunex was scheduled to begin
        November 5, 1996. On October 29, 1996, the Company and Immunex agreed to settle all of the Company's claims against Immunex and two former
        Immunex officers.  The settlement calls for the defendants to pay
        Cistron an aggregate of $21 million; payable $11 million in November
        1996, $3 million in each November 1997, 1998 and 1999 and $1 million in November 2000. Immunex will also assign its IL-1 beta patents to Cistron.

Item 2. Changes in Securities
        ---------------------
        Not applicable.

Item 3. Defaults upon Senior Securities
        -------------------------------
       	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.

Item 5. Other Information
        -----------------
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        a.   Exhibits.   Not applicable.

        b.   Reports on Form 8-K.   Not applicable.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1996                      CISTRON BIOTECHNOLOGY, INC.
                                              ---------------------------
                                                      (Registrant)

                                              BRUCE C. GALTON
                                              ______________
                                              Bruce C. Galton
                                              President, Chief Operating
                                              and Financial Officer,
                                              Secretary and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)

                                      10