Form 10-Q
period 1996-12-31
CISTRON BIOTECHNOLOGY INC
filed 1997-02-13
CIK 793725

                      ----------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      ----------------------------------

                                 FORM 10-Q

               _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended December 31, 1996

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

                                 Yes _X_  No ___

    The aggregate number of Registrant's outstanding shares on February 10, 1997 was 26,884,990 shares of Common Stock, .01 par value.


                                 Page 1 of 13 pages

                            CISTRON BIOTECHNOLOGY, INC.
                            ---------------------------
                           (A DEVELOPMENT STAGE COMPANY)
                            ---------------------------

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----
PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

           Balance sheets as of December 31, 1996 and June 30, 1996......      3

           Statements of operations for the three months and six months
           ended December 31, 1996 and 1995..............................      4

           Statements of cash flows for the six months ended
           December 31, 1996 and 1995....................................      6

           Notes to financial statements.................................      7

           Item 2.  Management's discussion and analysis of results of
           operations and financial condition............................      9


PART II -  OTHER INFORMATION.............................................     12

           Signatures....................................................     13


                             CISTRON BIOTECHNOLOGY, INC.
                             ---------------------------
                                  BALANCE SHEETS
                                  --------------
                                                         June 30,       December 31,
                                                         --------       ------------
ASSETS                                                     1996             1996
------                                                   --------       ------------
CURRENT:                                                                 (unaudited)
 Cash and equivalents                                 $   359,600     $    9,743,147
 Accounts receivable-trade                                 28,939             32,121
 Accounts receivable-other                                206,610          2,295,000
 Inventories                                                6,337              4,586
 Prepaid expenses                                             500                  -
 Notes receivable                                               -            230,000
                                                        ---------         ----------
  TOTAL CURRENT ASSETS                                    601,986         12,304,854
                                                        ---------         ----------
ACCOUNTS RECEIVABLE - Long Term                                 -          5,310,000
                                                        ---------         ----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                                  504,211            504,211
 Furniture and fixtures                                   147,113            147,113
 Leasehold improvements                                    77,674             77,674
                                                        ---------         ----------
                                                          728,998            728,998
 Less: Accumulated depreciation                           722,992            723,922
                                                        ---------         ----------
                                                            6,006              5,076
                                                        ---------         ----------
SECURITY DEPOSITS                                          23,938             23,938
PATENTS, Net of accumulated                             ---------         ----------
 amortization of $9,236 and $10,561, respectively          27,869             26,544
                                                        ---------         ----------
                                                      $   659,799       $ 17,670,412
LIABILITIES AND SHAREHOLDERS' EQUITY                    =========         ==========

CURRENT LIABILITIES:
 Accrued expenses and accounts payable                $   512,762       $  3,798,639
 Accrued income taxes                                           -            447,000
                                                        ---------         ----------
   TOTAL CURRENT LIABILITIES                              512,762          4,245,639
                                                        ---------         ----------
 Long-term accounts payable                               747,638                  -
 Deferred income taxes                                          -          2,126,000
                                                        ---------         ----------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000 shares
  authorized; issued and outstanding 26,882,990 shares
  and 26,884,990 shares, respectively                     268,830            268,850
 Additional paid-in capital                             8,615,919          8,616,253
 Earnings (deficit)
  accumulated during the development stage             (9,485,350)         2,413,670
                                                       ----------         ----------
TOTAL SHAREHOLDERS' EQUITY                               (600,601)        11,298,773
                                                       ----------         ----------
                                                      $   659,799       $ 17,670,412
                                                       ==========         ==========

                            See accompanying notes to financial statements.

                                 CISTRON BIOTECHNOLOGY, INC.
                                 ---------------------------

                                  STATEMENTS OF OPERATIONS
                                  -----------------------
                                        (UNAUDITED)
                                         ---------
                                                                               February 2, 1982
                                               Three Months ended December 31, (commencement of
                                               ------------------------------   operations) to
                                                    1995            1996       December 31, 1996
                                                 -----------     ----------    -----------------
Sales.......................................   $    134,170   $     126,805     $  8,541,885
Cost of sales...............................         96,050         119,299        3,669,178
                                                 ----------      ----------       ----------
       Gross profit.........................         38,120           7,506        4,872,707
Other revenues:
  Funded research and royalty income........        100,000         100,000        3,701,149
  Litigation settlement, net................              -      14,857,523       14,857,523
                                                 ----------      ----------       ----------
       Operating income before expenses.....        138,120      14,965,029       23,431,379
                                                 ----------      ----------       ----------
Research and development....................         57,654          24,524        7,866,712
Administrative and marketing................        358,196         233,993        9,386,096
Occupancy...................................         41,059          47,094        2,153,781
                                                 ----------      ----------       ----------
Total expenses..............................        456,909         305,611       19,406,589
                                                 ----------      ----------       ----------
        Operating income (loss).............       (318,789)     14,659,418        3,492,896
Interest income - net.......................          8,147          53,745          130,700
Other expense...............................              -               -           59,895
Amortization of deferred financing costs....              -               -          173,079
Acquisition expense.........................              -               -          429,620
Income (loss) before income taxes                ----------      ----------       ----------
  and extraordinary credit..................       (310,642)     14,713,163        3,492,896
Income tax provision........................              -       2,573,000        2,841,538
                                                 ----------      ----------       ----------
Income (loss) before extraordinary credit...       (310,642)     12,140,163          651,358
Extraordinary credit - benefit of tax loss
  carryforward..............................              -               -          262,838
                                                 ----------      ----------       ----------
       Net income (loss)....................   $   (310,642)   $ 12,140,163   $      914,196
                                                 ==========      ==========       ==========
Net income (loss) per share.................   $      (0.01)   $       0.42
                                                 ==========      ==========
Weighted average shares outstanding.........     26,882,990      29,252,100
                                                 ==========      ==========


                            See accompanying notes to financial statements


                              CISTRON BIOTECHNOLOGY, INC.
                              ---------------------------
                               STATEMENTS OF OPERATIONS
                               ------------------------
                                      (UNAUDITED)
                                       ----------
                                                                                February 2, 1982
                                                Six Months ended December 31,   (commencement of
                                                -----------------------------    operations) to
                                                     1995            1996       December 31, 1996
                                                -------------   ------------    -----------------
Sales........................................   $    268,004    $    302,285      $  8,541,885
Cost of sales................................        165,389         182,276         3,669,178
                                                  ----------      ----------        ----------
       Gross profit..........................        102,615         120,009         4,872,707
Other revenues:
  Funded research and royalty income.........        200,000         200,419         3,701,149
  Litigation settlement, net.................              -      14,857,523        14,857,523
                                                  ----------      ----------        ----------
       Operating income before expenses......        302,615      15,177,951        23,431,379
                                                  ----------      ----------        ----------
Research and development.....................         75,995          48,594         7,866,712
Administrative and marketing.................        548,425         619,231         9,386,096
Occupancy....................................         91,426          91,847         2,153,781
                                                  ----------      ----------        ----------
Total expenses...............................        715,846         759,672        19,406,589
                                                  ----------      ----------        ----------
       Operating income (loss)...............       (413,231)     14,418,279         4,024,790
Interest income - net........................         17,849          53,745           130,700
Other expense................................              -               -            59,895
Amortization of deferred financing costs.....              -               -           173,079
Acquisition expense..........................              -               -           429,620
Income (loss) before income taxes                 ----------      ----------        ----------
  and extraordinary credit...................       (395,382)     14,472,024         3,492,896
Income tax provision.........................              -       2,573,000         2,841,538
                                                  ----------      ----------        ----------
Income (loss) before extraordinary credit....       (395,382)     11,899,024           651,358
Extraordinary credit - benefit of tax loss
  carryforward...............................              -               -           262,838
                                                  ----------      ----------        ----------
       Net income (loss).....................   $   (395,382)   $ 11,899,024    $      914,196
                                                  ==========      ==========        ==========
Net income (loss) per share..................   $      (0.01)   $       0.41
                                                  ==========      ==========
Weighted average shares outstanding..........     26,882,990      29,251,243
                                                  ==========      ==========


                             See accompanying notes to financial statements


                                      CISTRON BIOTECHNOLOGY, INC.
                                      ---------------------------
                                      STATEMENTS OF CASH FLOWS
                                      ------------------------
                                             (UNAUDITED)
                                             -----------
                                                                                   February 2, 1982
                                                     Six Months ended December 31, (commencement of
                                                     -----------------------------  operations) to
                                                          1995           1996      December 31, 1996
                                                     -------------  -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                        $    296,964   $    305,145     $  10,432,256
 Cash paid to suppliers and employees                    (856,874)    (2,198,142)      (22,223,353
 Interest received                                         17,849         53,745           130,705
 Acquisition expenses paid                                      -              -          (429,620)
 Royalties, research funding, license fees received       200,000        200,419         2,267,987
 Litigation settlement and other receipts                  60,431     11,252,026        11,436,177
                                                       ----------     ----------        ----------
  Net cash provided by (used in) operating activities    (281,630)     9,613,193         1,614,152
CASH FLOWS FROM INVESTING ACTIVITIES:                  ----------     ----------        ----------
 Collection of note receivable                                  -              -            15,097
 Issuance of note receivable                                    -       (230,000)         (230,000
 Purchase of property and equipment                             -              -          (729,383)
                                                       ----------     ----------        ----------
  Net cash (used in) investing activities                       -       (230,000)         (944,286)
CASH FLOWS FROM FINANCING ACTIVITIES:                  ----------     ----------        ----------

 Proceeds from issuance of capital stock and
  additional contributions                                      -            354         9,943,519
 Principal payments on notes payable                            -              -          (870,238)
                                                       ----------     ----------        ----------
  Net cash provided by financing activities                     -            354         9,073,281
                                                       ----------     ----------        ----------
  Net change in cash and cash equivalents                (281,630)     9,383,547         9,743,147
CASH AND CASH EQUIVALENTS, beginning of period            891,152        359,600                 -
                                                       ----------     ----------        ----------
CASH AND CASH EQUIVALENTS, end of period             $    609,522   $  9,743,147     $   9,743,147
                                                       ==========     ==========        ==========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                  $   (395,382)  $ 11,899,024     $     914,196

  Adjustments to reconcile net income (loss) to net
   cash provided used in operating activities:
  Depreciation and amortization                             6,109          2,251           731,488
  Loss on disposal of property and equipment                    -              -             3,979
  Other expense                                                 -              -            22,100
  Amortization of deferred financing costs                      -              -           173,079
  Decrease (increase) in assets:
   Accounts receivable                                     94,095     (7,401,572)          (32,121)
   Inventory                                               (3,130)         1,751            (4,586)
   Prepaid expenses                                        (2,251)           500                 -
   Notes and other receivables                                  -              -        (7,605,000)
   Security deposit                                             -              -           (23,938)
   Intangible assets                                            -              -           (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                   18,929      5,111,239         7,472,060
                                                       ----------     ----------        ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES: $   (281,630)  $  9,613,193     $   1,614,152
                                                       ===========     =========        ==========

                               See accompanying notes to financial statements


                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                              (Unaudited)


A. BASIS OF PRESENTATION
   ---------------------
   The financial statements for the periods ended December 31, 1996 and
   1995 have been prepared without audit and, in the opinion of management, all adjustments (which include only  normal recurring adjustments)
   necessary to fairly present the Company's financial position, results of operations, and cash flows at December 31, 1996 and 1995 and for the periods then ended have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

B. OTHER INCOME
   ------------
   During the three and six-month periods ended December 31, 1996 and 1995, the Company received non-refundable research and development funding of
   $100,000 and $200,000, respectively, representing the sixth and second, respectively, of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to
   Cistron.

   Additionally, net litigation settlement income of $14.9 million was recorded in the three and six-month periods ended December 31, 1996 representing the amount the Company will receive during the period
   November 1996 to November 2000 from the $21 million settlement agreement with Immunex Corporation ("Immunex"), after deducting amounts to be paid to counsel and the Institutions.

C. INCOME TAXES
   ------------
   No income tax benefit has been recorded for either of the three-month and six-month periods ended December 31, 1995 as no benefit is available due to the availability of net operating loss carryforwards of approximately $8,956,000 and investment and research and development tax credits of $372,000.

   The Company recognized current income taxes payable of $447,000 ($140,000
   Federal and $307,000 State) resulting from the November 1996 settlement with Immunex. In addition, the Company will recognize settlement income for tax purposes beginning in fiscal 1997 continuing through the fiscal year ending 2001 and, therefore, has recognized deferred income taxes payable of $2,126,000 at December 31, 1996. The Company is in an



   Alternative Minimum Tax (AMT) position for the six months ended December
   31, 1996 principally due to the limitations placed on the utilization of the Company's Federal Net Operating Loss (NOL) carryforwards; and, will receive an AMT credit in future years for the amount of AMT paid.

D. ACCOUNTS RECEIVABLE - OTHER AND NOTE RECEIVABLE
   -----------------------------------------------
   Accounts receivable - other at June 30, 1996 of $206,610 represented amounts due from the Institutions for shared expenses of litigation.
   Accounts receivable - other at December 31, 1996 (current $2,295,000 and long-term $5,310,000) represented amounts due November 1997 and November
   1998 - 2000, respectively, pursuant to the settlement agreement with
   Immunex, net of amounts which will be paid out under agreements with counsel and the Institutions.

   The Company loaned $230,000 to a limited liability company under a six-month note due May 1997, bearing interest at prime plus 1%, personally guaranteed by Dr. Grausz, the Company Chairman and a principal stockholder, who is a managing member of the borrowing company. The note may be converted, solely at the Company's option, into an 11.5% equity position of the borrowing company plus $115,000 from the profits of the borrowing company.

E. CHANGES IN SHAREHOLDERS' EQUITY
   -------------------------------
   During the six-month period ended December 31, 1996, shareholders' equity increased by net income of  $11,899,024 and by $354 from the proceeds from the issuance of capital stock due to the exercise of an employee stock option.



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

Certain statements in this discussion and analysis constitute forward-looking statements, are not historical facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected. Such risks and uncertainties include but are not limited to: (i) general economic conditions; (ii) conditions specific to the biotechnology industry; (iii) the Company's ability to develop and obtain regulatory approval to commercialize diagnostic or therapeutic products;
(iv) the effectiveness and ultimate market acceptance of any such products;
(v) limitations on third party reimbursements with respect to any such products; and (vi) competition . The Company does not undertake to update or revise any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Results of Operations
---------------------
The Company sells its products to the research market and has not generated significant revenues therefrom.  None of its products have been submitted to or received approval from the Food and Drug Administration for the sale of such products to the diagnostic or therapeutic markets.

In the quarter ended December 31, 1996, Cistron and Immunex entered into a settlement agreement ending the Company's litigation against Immunex. Under the terms of the settlement, Immunex assigned IL-1 patents to Cistron and will make payments aggregating $21 million to Cistron under the following schedule: $11 million received November 1996, $3 million per year due
November 1997 - 1999, and $1 million due November 2000. Cistron is obligated to make payments under agreements with counsel and the Institutions based on the settlement. Cistron will net approximately $14.9 million from the aggregate Immunex payments, which net amount was recorded as other income in the December 31, 1996 quarter.

        Three Months Ended December 31, 1996 and Three Months Ended
        -----------------------------------------------------------
        December 31, 1995
        -----------------

Sales decreased $7,365 (5.5%) in the quarter ended December 31, 1996 from the equivalent 1995 quarter due to decreased sales of bulk cytokine assays offset, in part, by increased sales of bulk reagents. The Company anticipates continued competition and pressure on sales pricing.

Cost of sales increased $23,249 (24.2%) in the quarter ended December 31, 1996 from the comparable 1995 quarter due to higher manufacturing salary expense as the result of certain one-time bonus payments offset, in part, by lower manufacturing material expense due to higher bulk product sales.

During the three months ended December 31, 1996 and 1995, the Company received non-refundable research and development funding of $100,000, representing the sixth and second, respectively, of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.


Total operating expenses decreased $151,298 (33.1%) from the quarter ended
December 31, 1995.  Research and development expenses decreased $33,130
(57.5%) from the 1995 comparable quarter due to lower funded university research offset, in part, by higher research salary expense.

Administrative and marketing expenses decreased $124,203 (34.7%) from the comparable 1995 quarter as legal expenses associated with the Company's lawsuit against Immunex were netted against litigation settlement income, offset, in part, by higher consulting expenses. Occupancy expenses increased
$6,035 (14.7%) due to higher utility expenses.

The investment of excess cash earned interest of $53,745 in the quarter ended December 31, 1996 compared to $8,147 in the same period of the prior year.

The Company had operating income of $14,713,163 (pre-tax) in the quarter due primarily to the litigation settlement with Immunex. There can be no assurance that its operations will maintain profitability.

        Six Months Ended December 31, 1996 and Six Months Ended
        -------------------------------------------------------
        December 31, 1995
        -----------------
Sales increased $34,281 (12.8%) in the six-month period ended December 31,
1996 from the equivalent prior year's  period  due  to  higher sales of
IL-1 protein offset, in part, by decreased sales of bulk IL-1 assay components. Assay sales continue to reflect a trend towards lower unit pricing within the research market as well as reduced volumes.

Cost of sales increased $16,887 (10.2%) from the prior year due to increased manufacturing salary expenses as the result of certain one-time bonus payments offset, in part, by lower manufacturing material expense due to higher bulk product sales.

During the six-month period ended December 31, 1996, the Company received non-refundable research and development funding of $200,000, representing the fifth and sixth of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.
In the six-month period ended December 31, 1995, the Company also received
$200,000 from the other company representing the first two quarterly payments under the agreement.

Additionally, net litigation settlement income of $14.9 million was recorded in the six-month period ended December 31, 1996 representing the amount the Company will receive during the period November 1996 to November
2000 from the $21 million settlement agreement with Immunex, after deducting amounts to be paid to counsel and the Institutions.

Total operating expenses increased $43,826 (6.1%) in the six-month period ended December 31, 1996 from the comparable period ended December 31, 1995.
Research and development expenses decreased $27,401 (36.0%) due to lower university funded research offset, in part, by higher research salary expense.


Administrative and marketing expenses increased $70,806 from the comparable
1995 quarter due to increased consulting, travel, advertising and salary expenses offset, in part, by netting some legal expenses against litigation settlement income. Occupancy expenses were essentially unchanged from the six months ended December 31, 1995.

Investment of excess cash balances earned interest income of $17,849 and $53,745 in the six-month periods ended December 31, 1995 and 1996, respectively.

Liquidity and Capital Resources
-------------------------------
At December 31, 1996, the Company had current assets of $12,304,854 including cash and cash equivalents of $9,743,147 and had current liabilities of $4,245,639.

Management believes that it will have sufficient assets to fund the Company's needs through fiscal 1997. The damage award in the PeproTech suit, if resolved through the bankruptcy court and, if not overturned on appeal, would add to the Company's resources.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In the quarter ended December 31, 1996, Cistron and Immunex entered into a settlement agreement ending the Company's litigation against Immunex. Under the terms of the settlement, Immunex assigned IL-1 patents to Cistron and will make payments aggregating $21 million to Cistron under the following schedule: $11 million received November
        1996, $3 million per year due November 1997 - 1999, and $1 million due
        November 2000. Cistron is obligated to make payments under agreements with counsel and the Institutions based on the settlement. Cistron will net approximately $14.9 million from the aggregate Immunex payments, which net amount was recorded as other income in the December
        31, 1996 quarter.

Item 2. Changes in Securities
        ---------------------
        a.  Not applicable.

        b.  Not applicable.

        c. On November 20 1996, the Company issued to Kirkland & Ellis, counsel to the Company for the litigation against Immunex, a four-year warrant to purchase 250,000 shares of the Company's common stock, at $.50 per share (the average of the bid and asked prices on November 20, 1996 was approximately $.32), as additional compensation. The warrant was acquired by Kirkland & Ellis for investment, the warrant was appropriately legended and the issuance of the warrant was exempt from the registration requirements of the Security Act of 1933, as amended, by virtue of Section 4(2) thereunder.

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

            27. Financial Data Schedule

        b.  Reports on Form 8-K.
            Not applicable.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 1997                 CISTRON BIOTECHNOLOGY, INC.
                                        ---------------------------
                                                (Registrant)



                                        BRUCE C. GALTON
                                        --------------------------
                                        Bruce C. Galton
                                        President, Chief Operating
                                         and Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)


                                   - 13 -