Form 10-Q
period 1997-03-31
CISTRON BIOTECHNOLOGY INC
filed 1997-05-15
CIK 793725

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1997


                                      OR

                ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                         Commission File No. 0-15271


                         CISTRON BIOTECHNOLOGY, INC.
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   22-2487972
         (State or other jurisdiction of               (I.R.S.Employer
          incorporation or organization)                Identification Number)



      10 Bloomfield Avenue, Pine Brook, New Jersey          07058
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


                               Yes _X_  No ___


    The aggregate number of Registrant's outstanding shares on April 10, 1997 was 26,884,990 shares of Common Stock, .01 par value.

                             Page 1 of 13 pages

                         CISTRON BIOTECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   INDEX
                                   -----
                                                                            PAGE
                                                                            ----
PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

           Balance sheets as of  March 31, 1997 and June 30, 1996.........     3

           Statements  of  operations for the three months and nine months
           ended March 31, 1997 and 1996..................................     4

           Statements of cash flows for the nine months ended
           March 31, 1997 and 1996........................................     6

           Notes to financial statements..................................     7

           Item 2. Management's discussion and analysis of results of
           operations and financial condition.............................     9


PART II -  OTHER INFORMATION..............................................    12

           Signatures.....................................................    13


                           CISTRON BIOTECHNOLOGY,INC.
                           --------------------------
                                BALANCE SHEETS
                                -------------
                                                    June 30,       March 31,
                                                   ----------     -----------
ASSETS                                               1996            1997
------                                             ----------     -----------
CURRENT:                                                          (unaudited)
 Cash and equivalents                            $    359,600    $  7,209,985
 Accounts receivable-trade                             28,939         109,496
 Accounts receivable-other                            206,610       2,304,191
 Inventories                                            6,337           4,746
 Prepaid expenses                                         500               -
 Notes receivable                                           -         230,000
                                                   ----------      ----------
  TOTAL CURRENT ASSETS                                601,986       9,858,418
                                                   ----------      ----------
ACCOUNTS RECEIVABLE - OTHER - Long Term                     -       5,310,000
                                                   ----------      ----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                              504,211         519,765
 Furniture and fixtures                               147,113         147,113
 Leasehold improvements                                77,674          77,674
                                                   ----------      ----------
                                                      728,998         744,552
 Less: Accumulated depreciation                       722,992         724,942
                                                   ----------      ----------
                                                        6,006          19,610
                                                   ----------      ----------
SECURITY DEPOSITS                                      23,938          25,404
PATENTS, Net of accumulated amortization           ----------      ----------
 of $9,236 and $11,223, respectively                   27,869          25,882
                                                 $    659,799    $ 15,239,314
LIABILITIES AND SHAREHOLDERS' EQUITY               ==========      ==========

CURRENT LIABILITIES:
 Accrued expenses and accounts payable           $    512,762    $  1,391,426
Accrued income taxes                                        -         102,000
                                                   ----------      ----------
   TOTAL CURRENT LIABILITIES                           12,762       1,493,426
                                                   ----------      ----------
 Long-term accounts payable                           747,638               -
Deferred income taxes                                       -       2,126,000
SHAREHOLDERS' EQUITY:                              ----------      ----------
 Common stock, $.01 par value; 50,000,000 shares
  authorized; issued and outstanding 26,882,990
  shares and 26,884,990 shares, respectively          268,830         268,850
 Additional paid-in capital                         8,615,919       8,616,253
 Earnings (deficit) accumulated during
  the development stage                            (9,485,350)      2,734,785
                                                   ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                           (600,601)     11,619,888
                                                   ----------      ----------
                                                 $    659,799    $ 15,239,314
                                                   ==========      ==========

                  See accompanying notes to financial statements.

                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (UNAUDITED)
                                   ---------
                                                                                  February 2, 1982
                                                   Three Months ended March 31,   (commencement of
                                                   ----------------------------    operations to
                                                       1996            1997        March 31, 1997
                                                   ----------      -----------     ---------------
Sales..........................................  $    208,809     $    181,960     $    8,723,845
Cost of sales..................................        82,648           72,002          3,741,180
                                                   ----------        ----------      ------------
       Gross profit............................       126,161          109,958          4,982,665
Other revenues:
 Funded research and royalty income............       100,000          105,000          3,806,149
 Litigation settlement, net....................             -          359,000         15,216,523
                                                   ----------        ----------      ------------
       Operating income before expenses........       226,161          573,958         24,005,337
                                                   ----------        ----------      ------------
Research and development.......................        17,900           33,305          7,900,017
Administrative and marketing...................       550,134          256,579          9,642,675
Occupancy......................................        48,387           54,022          2,207,803
                                                   ----------        ----------      ------------
Total expenses.................................       616,421          343,906         19,750,495
                                                   ----------        ----------      ------------
       Operating income (loss).................      (390,260)         230,052          4,254,842
Interest income (expense) - net................         5,394           91,059            221,759
Other expense..................................             -                -             59,895
Amortization of deferred financing costs.......             -                -            173,079
Acquisition expense............................             -                -            429,620
Income (loss) before income taxes                  ----------        ----------      ------------
  and extraordinary credit.....................      (384,866)         321,111          3,814,007
Income tax provision...........................             -                -          2,841,538
                                                   ----------        ----------      ------------
Income (loss) before extraordinary credit......      (384,866)         321,111            972,469
Extraordinary credit - benefit of tax loss         ----------        ----------      ------------
  carryforward.................................             -                -            262,838
                                                   ----------        ----------      ------------
       Net Income (loss).......................  $   (384,866)   $      321,111    $    1,235,307
                                                   ==========        ==========      ============
Net loss per share.............................  $      (0.01)   $         0.01
                                                   ==========        ==========
Weighted average shares outstanding............    26,882,990        28,918,100
                                                   ==========        ==========

                  See accompanying notes to financial statements

                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (UNAUDITED)
                                   ---------
                                                                                  February 2, 1982
                                                                                  (commencement oF
                                                   Nine Months ended March 31,     operations) to
                                                   ---------------------------    ----------------
                                                       1996            1997        March 31, 1997
                                                   ----------      -----------    ----------------
Sales..........................................  $    476,813     $    484,245      $    8,723,845
Cost of sales..................................       248,037          254,278           3,741,180
                                                   ----------        ----------         ----------
       Gross profit............................       228,776          229,967           4,982,665
Other revenues:
  Funded research and royalty income...........       300,000          305,419           3,806,149
  Litigation settlement, net...................             -       15,216,523          15,216,523
                                                   ----------        ----------         ----------
       Operating income before expenses........       528,776       15,751,909          24,005,337
                                                   ----------        ----------         ----------
Research and development.......................        93,895           81,899           7,900,017
Administrative and marketing...................     1,098,559          875,810           9,642,675
Occupancy......................................       139,813          145,869           2,207,803
                                                   ----------        ----------         ----------
Total expenses.................................     1,332,267        1,103,578          19,750,495
                                                   ----------        ----------         ----------
       Operating income (loss).................      (803,491)      14,648,331           4,254,842
Interest income - net..........................        23,243          144,804             221,759
Other expense..................................             -                -              59,895
Amortization of deferred financing costs.......             -                -             173,079
Acquisition expense............................             -                -             429,620
Income (loss) before income taxes                  ----------        ----------         ----------
  and extraordinary credit.....................      (780,248)       14,793,135          3,814,007
Income tax provision...........................             -         2,573,000          2,841,538
                                                   ----------        ----------         ----------
Income (loss) before extraordinary credit......      (780,248)       12,220,135            972,469
Extraordinary credit - benefit of tax loss
  carryforward.................................             -                 -            262,838
                                                   ----------        ----------         ----------
       Net income (loss).......................  $   (780,248)    $  12,220,135     $    1,235,307
                                                   ==========        ==========         ==========
Net income (loss) per share....................  $     (0.03)     $       0.42
                                                   ==========        ==========
Weighted average shares outstanding............    26,882,990        28,917,500
                                                   ==========        ==========

                              See accompanying notes to financial statements

                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (UNAUDITED)
                                  ---------
                                                                                    February 2, 1982
                                                   Nine Months ended March 31,      (commencement of
                                                   ---------------------------       operations) to
                                                       1996             1997         March 31, 1997
                                                   -----------      -----------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                    $     496,019    $     412,571     $   10,539,682
 Cash paid to suppliers and employees               (1,298,128)      (5,715,815)       (25,741,026)
 Interest received                                      23,243          144,804            221,764
 Acquisition expenses paid                                   -                -           (429,620)
 Royalties, research funding, license fees received    300,000          305,419          2,372,987
 Litigation settlements and other receipts              62,340       11,948,606         12,132,757
                                                    ----------       ----------        -----------
  Net cash (used in) operating activities             (416,526)       7,095,585           (903,456)
CASH FLOWS FROM INVESTING ACTIVITIES:               ----------       ----------        -----------
 Collection of note receivable                               -                -             15,097
 Issuance of note receivable                                 -         (230,000)          (230,000)
 Purchase of property and equipment                     (5,569)         (15,554)          (744,937)
                                                    ----------       ----------        -----------
  Net cash (used in) investing activities               (5,569)        (245,554)          (959,840)
CASH FLOWS FROM FINANCING ACTIVITIES:               ----------       ----------        -----------
 Proceeds from issuance of capital stock and
    additional contributions                                 -              354          9,943,519
 Principal payments on notes payable                         -                -           (870,238)
                                                    ----------       ----------        -----------
  Net cash provided by financing activities                  -              354          9,073,281
                                                    ----------       ----------        -----------
  Net change in cash and cash equivalents             (422,095)       6,850,385          7,209,985
CASH AND CASH EQUIVALENTS, beginning of period         891,152          359,600                  -
                                                    ----------       ----------        -----------
CASH AND CASH EQUIVALENTS, end of period         $     469,057    $   7,209,985     $    7,209,985
                                                    ==========       ==========        ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net income (loss)                               $    (780,248)   $  12,220,135     $    1,235,307
 Adjustments to reconcile net to net
  cash provided (used in) operating activities:
 Depreciation and amortization                           9,163            3,937            733,174
 Loss on disposal of property and equipment                  -                -              3,979
 Other expense                                               -                -             22,100
 Amortization of deferred financing costs                    -                -            173,079
 Decrease (increase) in assets:
  Accounts receivable                                    9,952          (80,557)          (109,496)
  Inventory                                                911            1,591             (4,746)
  Prepaid expenses                                      (2,250)             500                  -
  Notes and other receivables                                -       (7,407,581)        (7,629,891)
  Security deposit                                           -           (1,466)           (25,404)
  Intangible assets                                          -                -            (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses and other      345,947        2,359,026          4,735,547
NET CASH PROVIDED BY (USED) IN                       ----------       ----------        -----------
 OPERATING ACTIVITIES:                           $    (416,526)   $   7,095,585   $       (903,456)


                                 See accompanying notes to financial statements

                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)


A. BASIS OF PRESENTATION
   ---------------------
   The financial statements for the periods ended March 31, 1997 and 1996 have been prepared without audit and, in the opinion of management, all adjustments (which include only  normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows at March 31, 1997 and 1996 and for the periods then ended have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
   1996. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

B. OTHER INCOME
   ------------
   During the three and nine-month periods ended March 31, 1997 and 1996, the
   Company received non-refundable research and development funding of $100,000 and $300,000, respectively, representing the seventh and third, respectively of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.

   Additionally, net litigation settlement income of $15.2 million was recorded nine-month period ended March 31, 1997 representing the amounts the Company will receive during the period November 1996 to November 2000 from the $21 million settlement agreement with Immunex Corporation ("Immunex"), after deducting amounts to be paid to counsel and the Institutions and $359,000 received from PeproTech, Inc. ("PeproTech) in February 1997.

C. INCOME TAXES
   ------------
   No income tax provision was been recorded for either of the three-month and nine-month periods ended March 31, 1996 as no benefit is available due to the availability of net operating loss carryforwards of approximately
   $8,956,000 and investment and research and development tax credits of
   $372,000.

   The Company recognized current income taxes payable of $447,000, of which 345,000 was paid int the quarter ended March 31, 1997, ($140,000 Federal and $307,000 State) resulting from the November 1996 settlement with Immunex. In addition, the Company will recognize settlement income for tax purposes beginning in fiscal 1997 continuing through the fiscal year ending 2001 and, therefore, has recognized deferred income taxes payable of $2,126,000 at March 31, 1997.

   The Company is in an Alternative Minimum Tax (AMT) position for the nine months ended March 31, 1997 principally due to the limitations placed on the utilization of the Company's Federal Net Operating Loss (NOL) carryforwards;
   and, will receive an AMT credit in future years for the amount of AMT paid.

D. ACCOUNTS RECEIVABLE - OTHER AND NOTE RECEIVABLE
   -----------------------------------------------
   Accounts receivable - other at June 30, 1996 of $206,610 represented amounts due from the Institutions for shared expenses of litigation.  Accounts receivable - other at March 31, 1997 (current $2,304,191 and long-term
   $5,310,000) represents amounts due November 1997 and November 1998 - 2000, respectively, pursuant to the settlement agreement with Immunex, net of amounts which will be paid out under agreements with counsel and the
   Institutions and $4,791 due from the Institutions for expenses incurred related to the PeproTech settlement.  Also included in AIR other at March
   31, 1997 is  $4,400 due under a sublease of office space that the Company occupies in Washington, D.C.

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


E. CHANGES IN SHAREHOLDERS' EQUITY
   -------------------------------
   During the nine-month period ended March 31, 1997, shareholders' equity increased by net income of  $12,220,132 and by $354 from the proceeds from the issuance of capital stock due to the exercise of an employee stock option.

F. EARNINGS PER SHARE CALCULATIONS
   -------------------------------
   The Financial Accounting Standards Board issued Statement of Accounting
   Standards No. 128, "Earnings Per Share" ("FAS 128").  The Company is
   required to adopt FAS 128 for both interim and annual periods ending after
   December 15, 1997.  FAS 128 requires the Company to present Basic Earnings
   Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution.  The Company believes that the adoption of FAS
   128 will not have a material effect on the Company's earnings per share calculations.

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

In the nine-month period ended March 31, 1997, Cistron entered into settlement agreements ending the Company's litigation against Immunex and against Pepro-
Tech. Under the terms of the Immunex settlement, Immunex assigned IL-1 patents to Cistron and will make payments aggregating $21 million to Cistron under the following schedule: $11 million received November 1996, $3 million per year due
November 1997 - 1999, and $1 million due November 2000. Cistron is obligated to make payments under agreements with counsel and the Institutions based on the settlement. Cistron will net approximately $14.9 million from the aggregate Immunex payments, which net amount was recorded as other income in the December 31, 1996 quarter. In the quarter ended March 31, 1997, the
Company recorded $359,000 as other income as the result of settlement and licensing agreements entered into with PeproTech which ended all outstanding litigation. The$359,000 amount represents one-half of the $718,000 paid by PeproTech under the agreements. The other $359,000 was remitted to the Institutions by Cistron pursuant to an agreement under which Cistron and the Institutions shared the cost of litigation against PeproTech. (See Part II. -
OTHER INFORMATION, Item 1. Legal Proceedings).

        Three Months Ended March 31, 1997 and Three Months Ended March 31, 1996
        -----------------------------------------------------------------------
Sales decreased $26,849 (12.9%) in the quarter ended March 31, 1997 from the equivalent 1996 quarter due to decreased sales of bulk cytokine assays offset, in part, by increased sales of bulk reagents.  The Company anticipates continued competition and pressure on sales pricing.

Cost of sales decreased $10,646 (12.9%) in the quarter ended March 31, 1997 from the comparable 1996 quarter due to lower manufacturing, material and salary expenses due to the lower sales volume.

During the three months ended March 31, 1997 and 1996, the Company received non-refundable research and development funding of $100,000, representing the seventh and third, respectively, of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron. The Company also received $5,000 in royalties under a sublicense granted to another company.

Total operating expenses decreased $272,515 (44.2%) from the quarter ended
March 31, 1996. Research and development expenses increased $15,405 (86.1%) from the 1996 comparable quarter due to higher funded university research and by higher research salary and material expenses.

Administrative and marketing expenses decreased $293,555 (53.3%) from the comparable 1996 quarter due to lower legal expenses associated with the Company's lawsuits against Immunex and PeproTech and by lower consulting expenses offset, in part, by higher salary expense, including the full-time employment of the Company's Chairman, Dr. Grausz. Occupancy expenses increased
$5,635 (11.6%) principally due to the opening of an office in Washington, D.C.

The investment of excess cash earned interest of $91,059 in the quarter ended
March 31, 1997 compared to $5,394 in the same period of the prior year.

The Company had operating income of $321,111 (pre-tax) in the quarter due primarily to the litigation settlement with PeproTech. There can be no assurance that its operations will maintain profitability.

        Nine months Ended March 31, 1997 and Nine Months Ended March 31, 1996
        ---------------------------------------------------------------------
Sales increased $7,432  (1.6%) in the nine-month period ended March 31, 1997 from the equivalent prior year's  period  due  to  higher sales of IL-1 protein
offset, in part, by decreased sales of bulk   IL-1 and TNF assay components.
Assay sales continue to reflect a trend towards lower unit pricing within the research market as well as reduced volumes.

Cost of sales increased $6,241 (2.5%) from the prior year due to increased manufacturing salary expenses as the result of certain one-time bonus payments offset, in part, by lower manufacturing material expense due to higher bulk product sales.

During the nine-month period ended March 31, 1997, the Company received non-refundable research and development funding of $300,000, representing the fifth, sixth, and seventh of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron. In the nine-month period ended March 31, 1996, the Company also received $300,000 from the other company representing the first three quarterly payments under the agreement.

Additionally, net litigation settlement income of $15.2 million was recorded in the nine-month period ended March 31, 1997 representing the amount the Company will receive during the period November 1996 to November 2000 from the $21 million settlement agreement with Immunex, after deducting amounts to be paid to counsel and the Institutions and Cistron's share ($359,000) of the fees paid by PeproTech under the settlement and license agreements executed in February
1997.

Total operating expenses decreased $228,689 (17.2%) in the nine-month period ended March 31, 1997 from the comparable period ended March 31, 1996. Research and development expenses decreased $11,996 (12.8%) due to lower university funded research offset, in part, by higher research salary and material expenses.

Administrative and marketing expenses decreased $222,749 (20.3%) from the comparable 1996 quarter due to increased consulting, travel, audit and salary expenses offset, in part, by netting some legal expenses against litigation settlement income and by higher expense due to the full-time employment of the Company's Chairman, Dr. Grausz. Occupancy expenses increased $6,056 (4.3%) from the nine months ended March 31, 1996 dueto the opening of an office in Washington, D.C.

Investment of excess cash balances earned interest income of $23,243 and $144,804 in the nine-month periods ended March 31, 1996 and 1997, respectively.

The Company had operating income of $14,793,135 (pre-tax) in the nine months ended March 31, 1997 primarily due to the settlement of litigation with Immunex and PeproTech. There can be no assurance that its operation will maintain profitability.


Liquidity and Capital Resources
-------------------------------
At March 31, 1997, the Company had current assets of $9,858,418 including cash and cash equivalents of $7,209,985 and had current liabilities of $1,493,426.

Management believes that it will have sufficient assets to fund the Company's needs through fiscal 1997.

PART II - OTHER INFORMATION
---------------------------
Item 1.	Legal Proceedings
        -----------------
        In the quarter ended March 31, 1997, Cistron and PeproTech entered into settlement and licensing agreements ending all outstanding litigation stemming from the Company's patent infringement claim against Pepro-
        Tech.

        Under the agreement, PeproTech has paid Cistron the sum of $718,000 for licensing fees and other expenses of which amount, one-half was paid to the Institutions by Cistron. The agreement further provides that PeproTech may sell IL-1b in domestic and international research markets in accordance with the terms of certain licensing agreements that have been executed.

        As part of the settlement, PeproTech and Cistron filed a joint motion to withdraw their appeals to the U.S. Court of Appeals relating to a November 1994 judgment in Cistron's favor by the U.S. district Court of New Jersey.

        This motion was granted on March 10, 1997. The settlement has been approved by the U.S. Bankruptcy Court of New Jersey and the District
        Court. As a result of the settlement, PeproTech's motion to dismiss its Chapter 11 bankruptcy proceeding was granted on April 7, 1997.

Item 2.	Changes in Securities
        ---------------------
        a.  Not applicable
        b.  Not applicable
        c.  Not applicable

Item 3.	Defaults upon Senior Securities
        -------------------------------
	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.

Item 5.	Other Information
        -----------------
        Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

        a.  Exhibit.

        27. Financial Data Schedule

        b.  Reports on Form 8-K.   Not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1997                             CISTRON BIOTECHNOLOGY, INC.
                                               ---------------------------
                                                     (Registrant)


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

                                      13