Form 10-K
period 1997-06-30
CISTRON BIOTECHNOLOGY INC
filed 1997-09-26
CIK 793725

===============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                               --------------------
                                   FORM 10-K
                               --------------------
              [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1997
                                       OR
              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Registrant's telephone number, including area code:
                                 973-575-1700
               Securities registered pursuant to Section 12(b) of the Act:
                                     None
               Securities registered pursuant to Section 12 (g) of the Act:
                                   Yes X  No
                                       -
                          Common Stock, $0.01 par value
	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during thepreceding 12 months (or for such shorter periodthat the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X  No
                                       -
	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the Registrant was $3,855,133 on August 29, 1997 based on the average of the closing bid and asked prices of the Common
Stock on such date.

	The aggregate number of Registrant's outstanding shares on August 29, 1997 was 26,884,990 shares of Common Stock, $.01 par value.

                      Documents incorporated by reference:
                                     None
===============================================================================

                                     PART 1

Item 1. Business.

General

        Cistron Biotechnology, Inc. ("Cistron" or the "Company") is a biotech-nology company that uses recombinant DNA and immunological techniques to manufacture a line of cytokine products which it sells to the research market worldwide. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. Cistron's current products are sold to pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research.
Cistron has also initiated development of immune system related products which may have applications in the diagnostic markets.

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

        Cistron's current products are sold to pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research. For the fiscal year ended June 30, 1997 ("Fiscal 1997"), 65% of Cistron's gross sales were made to four major customers, Genzyme, Merck Frosst, R&D Systems and Bayer. The loss of any of these companies, if a comparable new customer is not found, would have a material adverse effect on the Company's business.

        The Company's ability to produce and distribute its principal current products is derived from the following licenses: (i) an exclusive license from the Institutions to make, use, sell, and to sublicense to others, products based upon IL-1 under certain patents issued and pending in the United States and patents pending internationally (collectively, the "IL-1 Patents"), and
(ii) an exclusive license from Rijksuniversiteit of Limburg (Holland) under which the Company is supplied TNF antibodies. The Company also has the following licenses under which no products have been developed to date:
(i) a non-exclusive royalty free license from The DuPont Merck Pharmaceutical
Company ("DuPont Merck") to certain IL-1 mutants and related technology under certain patents pending in the U.S. and internationally and (ii) an exclusive license from the Institutions (part of the same license that relates to IL-1 products) to develop an inhibitor to tissue plasminogen activator, which may have clinical utility in treating some bleeding disorders or inflammatory conditions. See Item 1 - Business - Licenses.

	Cistron seeks strategic alliances with corporate or other partners to develop or finance Cistron's development of therapeutic and diagnostic applications of cytokine products.  In that regard, in March 1992 Cistron entered into a license agreement with Genetic Therapy, Inc. ("GTI"), now owned by Sandoz, under which Cistron granted GTI an exclusive, worldwide sublicense under the IL-1 Patents to make, use and sell genetic therapy products incorporating IL-1 for the prevention or treatment of cancer in humans. No products have been developed under this license agreement to date. In May 1993,
Cistron granted an exclusive sublicense to Biotech Australia Pty. Limited
("Biotech"), a jointly owned subsidiary of Hoechst A.G. and Hoecsht Australia
Ltd., to make, use and sell plasminogen activator inhibitor ("PAI-2") protein in the U.S. using technology contained in Cistron's PAI-2 DNA patent. Cistron has recently initiated development of a PAI-2 assay, using Biotech's reagents, which, if successfully developed, Cistron would sell to the North American research market.  In December 1994, Cistron granted a sublicense to another company for use of IL-1 in its pharmaceutical research program.  Cistron and
Research and Diagnostic Systems, Inc. ("R&D Systems") entered into a license and supply agreement in March 1995 and a research and development agreement in
April 1995. Under these agreements, R&D Systems purchases Cistron's IL-1 protein and may purchase IL-1 assay components for resale to the research market worldwide and funds some of Cistron's product development in return for certain co-marketing rights. See Item 1 - Business - Licenses.  In March 1996, the Company entered into a non-exclusive license with another company under which the Company will use the company's reagents to attempt to develop an
assay to measure interleukin converting enzyme ("ICE").   If developed, the
Company will sell this assay to the research market worldwide and pay royalties, based on sales, to the licensor. See Item 1 - Business - Product
Development.


        During Fiscal 1997, the Company settled its litigation against Immunex
Corporation ("Immunex") and its litigation against PeproTech, Inc.
("PeproTech"). The Immunex settlement will provide aggregate payments to Cistron of $21 million and the PeproTech settlement, a license fee of $718,000.
See Item 1 - Business - Patent Protection.

        In September 1997, the Company engaged the services of BlueStone
Capital Partners,LP to act as Cistron's financial advisor as to corporate strategic and financial initiatives. The initial engagement is for a period of six months and may be renewed upon mutual consent of the parties. The Company is obligated to pay BlueStone Capital $90,000 for the initial six month period and issue warrants to purchase 400,00 shares of the Company's common stock at $.25 per share. The Company would be obligated to make payments including certain percentage fees as well as to issue additional warrants to BlueStone to purchase up to an additional 400,000 shares should BlueStone assist Cistron in completing a merger, acquisition, joint venture, partnership, license or contract.

	The Company is a development stage company, has not generated significant revenues and none of its products have been submitted to or received approval by the Food and Drug Administration ("FDA") for the sale of such products to the diagnostic or therapeutic markets.

	The Company was incorporated in Delaware in 1983 under the name Cistron
Technology, Inc. and commenced operations in May 1984 as successor to a research and development partnership organized in 1982. The executive offices of the Company are located at 10 Bloomfield Avenue,Pine Brook, New Jersey 07058
(Telephone No. 973-575-1700, URL: www.cistronbio.com)

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

        IL-1 Related Products

        The Company's principal current products consist of IL-1, IL-1 Anti-bodies and the IL-1 Assay and are sold principally to university or commercial research groups that use such products in connection with their own immunological research and development. In the Spring of 1994, Cistron introduced to the research market, recombinant IL-1 precursor and an IL-1 precursor ELISA. Both products are exclusively manufactured by the Company.
The focus of these products is to provide the researcher with an additional tool for a clearer understanding of the IL-1 molecule. The sale of IL-1 products accounted for approximately 72% of Cistron's gross sales for Fiscal
1997 (which included sales of TNF/IL-1 assays). See Item 7 - Management's
Discussion and Analysis of Financial Condition and Results of Operations.


	The Company is in the process of developing additional products that may adapt the IL-1 Assay for diagnostic purposes. See Item 1 - Business -
Product Development.

	Tumor Necrosis Factor-alpha

        Since June 1989, the Company has been manufacturing and selling through the same distribution network as used for sales of its IL-1 product line, an assay to measure TNF. The sale of TNF assays and TNF/IL-1 assays accounted for approximately 29% of gross sales for Fiscal 1997. See Item 7- Management's
Discussion and Analysis of Financial Condition and Results of Operations. TNF, like IL-1, is a cytokine in the immune system. TNF is a mediator of inflammation and may also play a role in the destruction of cancer cells. The assay was developed under a license from Rijksuniversiteit of Limburg, a Dutch university, which developed certain antibodies used in this product. See Item
1 - Business - Licenses.

	Other Products

        The Company distributes another lymphokine assay which measures
Interleukin-6 ("IL-6") to the North American and Asian research markets. This product, however, is substantially manufactured by another company, and accounted for minimal gross sales in Fiscal 1997.

Product Development

	In Fiscal 1995, Fiscal 1996, and Fiscal 1997 the Company incurred research and development expenses of approximately $62,500, $111,500, and $177,500 respectively, which amounts do not include project expenses incurred by the manufacturing group, included under cost of sales.

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

	Cancer Therapeutics

	Tests on animals and isolated cancer cell preparations have indicated that IL-1 has potential utility as an anti-cancer agent and that it may also serve as an adjunct for use in combination with other cancer therapeutics to kill cancer cells. In furtherance of the Company's broader development strategy, Cistron, in March 1992, entered into a license agreement with GTI under which Cistron granted GTI an exclusive, worldwide sublicense under the IL-1 Patents to make, use and sell genetic therapy products incorporating IL-1 for the prevention or treatment of cancer in humans. The term of the sublicense is coterminous with Cistron's license from the Institutions.
Sandoz Ltd. has acquired GTI. The Company is unaware of the status of any research GTI may be performing pursuant to this license. No products have been developed for testing in clinical trials under this license. Additionally, in May 1993, Cistron granted a license to the PAI-2 Patents to Biotech to make, use and sell PAI-2 protein. PAI-2 is a protein synthesized by white blood cells which acts to inhibit plasmin, an enzyme which dissolves blood clots, but also promotes tumor metastasis. Thus it is felt that PAI-2 could be useful in treating cancer. For a discussion of the Company's marketing strategy for products to be developed under the GTI and Biotech license agreements, See Item 1 - Business - Marketing and Distribution below.

	Vaccine Adjuvants

	The Company has contracted another company to test the adjuvant
(boosting) effect of IL-1 with an existing influenza vaccine. A two month study in rats was conducted. In this study, rats which received the vaccine encapsulated with IL-1 had an antibody titer in excess of 10 fold higher than rats receiving the vaccine without IL-1. The higher antibody titer indicates a greater immune response to the vaccine which provides a stronger defense to the illness. There were no signs of IL-1 toxicity. Additional animal studies including long-term antibody titer monitoring and other animal species models are underway.


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

        Based on the preclinical studies which the Company has performed as well as independent research results reported in scientific literature by others, the Company believes that IL-1 measurement will be a valuable tool in the diagnosis and monitoring of periodontal disease. To advance this, the Company has undertaken the designing of a clinical trial protocol. It is anticipated that such study will be conducted at two dental schools and will take 18 to 24 months to enroll patients, evaluate the patients periodically over the course of a year, analyze the data, and if the trial shows significant correlation of IL-1 to periodontal disease, to prepare and file an application to the Food and Drug Administration.

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

	The Company has initiated research into the inhibition of IL-1 using currently available antibiotics and non-antibiotic derivatives. Preliminary results of in vitro experiments have indicated that certain compounds may interfere with the formation of mature IL-1. Additional experimentation is planned in this area.

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

Marketing and Distribution

	The Company's President and his Administrative Assistant devote substantial time to marketing, as the Company does not have a marketing department. The marketing effort consists of direct mail and trade journal advertising to the research market, the creation of a website
(www.cistronbio.com) to advertise on the Internet, and personal solicitation of potential marketing partners. Cistron also uses distributors in the United
Kingdom, Europe, Japan, and Taiwan to sell the current product line outside of North America.

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

	The Company's strategy has been to avoid costly selling and marketing expenses, and to concentrate its resources on research and product development, and it is anticipated that the Company's clinical and therapeutic products, if developed, will be distributed through pharmaceutical and diagnostic companies under licensing or joint venture arrangements. The Company has entered into the GTI license agreement, under which the Company will receive royalties on net sales of all genetic therapy products incorporating IL-1 for the prevention or treatment of cancer in humans ("Licensed Products") sold by GTI.
Additionally, in May 1993 Cistron entered into the Biotech agreement under which Cistron will receive royalties on the net sales of therapeutic PAI-2 products sold by Biotech or its affiliates in the U.S. Cistron obtained a cross license from Biotech for development of PAI-2 diagnostic products. Cistron has been advised by Biotech that it opened an Australian manufacturing facility in October 1994, has conducted anti-inflammatory animal studies, completed a Phase
I human clinical trial in Australia and is planning a Phase II trial.

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

Patent Protection

	Company investigators, both at universities and in-house, seek patent protection for technology when deemed appropriate and have filed applications for U.S. and foreign patents relating to several different products and processes. Between 1988 and 1997, seven patents containing claims directed to various aspects of human IL-1 technology and one directed to the PAI-2 DNA were issued to the Institutions, from which the Company received an exclusive worldwide license. The European equivalent patent was issued in December 1993 and the Japanese equivalent in 1997. In December 1995, a U.S. patent related to the Company's assay was issued. In addition to the issued IL-1 patents, a number of applications of the Institutions and Cistron are pending in the U.S.
and foreign countries covering an inhibitor to IL-1, certain IL-1 uses, IL-1
Antibodies, and additional claims for the IL-1 Assay. The Company was assigned rights to certain issued IL-1 U.S. patents of Immunex as part of litigation settlement. There can be no assurance that the pending applications will result in the issuance of any patents or that the patents issued to date or any future patents issued will provide substantial protection or be of commercial benefit to the Company or to licensees of the technology. The Company is relying upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop its competitive position. However, there can be no assurance that others may not acquire or independently develop similar technology.

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


	In March 1997, the Company and PeproTech settled all outstanding litigation. Under the settlement, PeproTech paid the Company $718,000 (one-half of which Cistron then paid to the Institutions) for license fees and other expenses. Cistron and PeproTech both withdrew their motions for appeal.
Subsequent to the settlement, PeproTech's motion to dismiss its Chapter 11 petition was granted.

	In January 1992, the Company was notified by the Institutions that the
U.S. Patent and Trademark Office (the "Patent Office") had declared an inter-
ference between a pending application owned by the Institutions and licensed to the Company and a pending application owned by Immunex Corp. ("Immunex").  The subject matter of the interference, as defined by the Patent Office, is "a
substantially pure IL-1 beta protein."   In October 1993, the Company was
notified that the U.S. Patent and Trademark Office Board of Appeals and
Interferences had entered a judgment of "no interference in fact" in the interference declared in January 1992 between pending patent claims licensed to the Company by the Institutions and pending patent claims of Immunex Corp.
The pending claims were referred back to the original examiners for further review.  Claims in the application owned by the Institutions and licensed to the Company that was the subject of the interference were allowed and issued a U.S. Patent No. 5,510,462 in April 1996.

	In January 1996, the Patent Office granted U.S. patent No. 5,484,887
(the `887 patent) owned by Immunex. The `887 patent includes claims to purified, mature human IL-1b protein (claims 8-12). In March 1996, a request for reexamination of the `887 patent was filed in the Patent Office. An order granting the request for reexamination of the `887 patent was issued by the Patent Office in May 1996. At this time a decision concerning the patent-ability of the claims in the `887 patent has not been reached by the Patent
Office in the reexamination. However, as part of settlement of the Company's litigation against Immunex, this patent has been assigned to Cistron.

        On September 28,1993, the Company filed suit in the U.S. District
 Court, District of New Jersey, against Immunex Corporation alleging misappropriation of trade secrets related to IL-1 and seeking damages therefor. Later that day, Immunex filed suit against the Company in the U.S.
 District Court, District of Washington, seeking declaratory judgment that Immunex did not misappropriate trade secrets and an injunction against the Company from claiming rights in Immunex's pending or issued patents. In
 December 1993, the U.S. District Court, District of New Jersey, transferred the Company's suit against Immunex to the District of Washington where
 Immunex' suit against the Company was pending. Immunex had asserted a counterclaim against the Company claiming that certain conduct by the Company constituted unfair competition and a violation of federal and the State of Washington's Consumer Protection Acts. In January 1994, the Company and
 Immunex agreed to combine the two suits into a single action in the District of Washington.

	Throughout 1995 and 1996, both Cistron and Immunex filed numerous motions and countermotions. Shortly before the trial was scheduled to commence in November 1996, Cistron and Immunex agreed to settle all Cistron's claims against Immunex and two former Immunex officers. Under the terms of settlement, Immunex agreed to pay Cistron an aggregate of $21 million ($11 million November
1996, $3 million per year in November 1997, 1998, and 1999, and $1 million in November 2000) and to assign certain IL-1 patents to Cistron.

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

        The Company's business is also subject to regulation under the Occupa-tional Safety and Health Act, the Environmental Protection Act, the Nuclear
Energy and Radiation Control Act, the Toxic Substance Control Act and the
Resource Conservation and Recovery Act.

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

Employees

	The Company has seven full-time employees, consisting of its President, its Vice President of Operations and Product Development, an Administrative
Assistant, the Research Manager and three other scientists. In addition, the Vice Chairman of the Board performs services on a part-time basis devoting approximately 10% of his time to the affairs of the Company. The Company also employs a part-time manufacturing worker. None of the Company's employees are represented by a union or are covered by a collective bargaining agreement.
All employees of the Company have entered into agreements under which they are required to keep all information with regard to the business of the Company confidential and to assign to the Company any inventions relating to the Company's business made by them while in the Company's employment. The
Company believes its relations with its employees are excellent.

Item 2. Properties.

	The Company leases approximately 12,500 square feet of combined laboratory and office space at 10 Bloomfield Avenue, Pine Brook, New Jersey at a base annual rental of approximately $123,000 (subject to increases based on the Consumer Price Index) plus utilities and taxes. The current lease agreement, as amended, is in effect through 1997, and was recently renewed for five additional years. The facility contains tissue culture, immunology, protein biochemistry, molecular biology and product development laboratories, all of which the Company believes are adequate for their present and anticipated future use.

	The Company owns all equipment required for its current operations;
such equipment is in satisfactory condition.


Item 3. Legal Proceedings.

	See Item 1 - Business - Patent Protection.

        On August 1, 1997, the Company filed suit in the Circuit Court of
Fairfax County (Virginia) against Rebuild, L.L.C. ("Rebuild") and against Henry
Grausz, M.D., Cistron's former chairman, to collect $230,000 (plus interest and attorney's fees) loaned to Rebuild under a short-term note, originally due May
15, 1997. The loan was personally and unconditionally guaranteed by Dr. Grausz who is a member of Rebuild.

Item 4. Submission of Matters to a Vote of Security Holders.

	None.


                                      PART II

Item 5. Market for the Registrant's Securities and Related Stockholder Matters.

	The Company's Common Stock, par value $.01 per share (the "Common
Stock") is traded in the over-the-counter market through the National
Association of Securities Dealers' Non-NASDAQ OTC Electronic Bulletin Board under the symbol "CIST". The following table sets forth the high and low bid prices for the Common Stock, as reported by the National Quotation Bureau,Inc., for each calendar quarter during the period from July 1, 1993. The prices reflect inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

    Fiscal Year 1996                              High            Low
    ----------------                             ------         ------
First Quarter  (July 1995 - Sept. 1995)......   $ .07           $ .06
Second Quarter (Oct. 1995 - Dec. 1995).......     .16             .03
Third Quarter  (Jan. 1996 - March 1996)......     .87             .05
Fourth Quarter (April 1996 - June 1996)......     .44             .22

    Fiscal Year 1997                               High           Low
    ----------------                              ------        ------
First Quarter  (July 1996 - Sept. 1996)......   $ .44           $ .25
Second Quarter (Oct. 1996 - Dec. 1996).......     .43             .26
Third Quarter  (Jan. 1997 - March 1997)......     .35             .23
Fourth Quarter (April 1997 - June 1997)......     .28             .19

    Fiscal Year 1998
    ----------------
First Quarter (through August 29, 1997)......   $ .26           $ .23


        On August 29, 1997, the closing bid and asked prices for the Common
Stock were $.24 and $.28

	On August 29, 1997, there were approximately 767 holders of the Common
Stock, excluding beneficial holders registered in nominee or street name.

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

                                       11


Summary of Operations:

                                             ------------------------------------------------------------------------
                                                1993            1994           1995            1996           1997
                                             ----------      ----------     ----------      ----------     ----------
Sales......................................$    916,047    $    874,627   $    649,949    $    562,161   $    620,180
Cost of Sales..............................     403,236         359,177        341,041         320,429        320,749
                                             ----------      ----------     ----------      ----------     ----------
 Gross Profits.............................     512,811         515,450        308,908         241,732        299,431
Other Income:
 Litigation settlements, net...............           -               -              -               -     14,684,206
 License fee and funded research...........     313,998           5,000        985,000         405,000        405,419
                                             ----------      ----------     ----------      ----------     ----------
Operating income before expenses...........     826,809         520,450      1,293,908         646,732     15,389,056
                                             ----------      ----------     ----------      ----------     ----------
Research and development...................      78,042          63,992         62,372         111,515        177,663
Administrative & marketing.................     492,252         546,968        768,101       1,473,523      1,394,377
Occupancy..................................     183,271         184,250        187,024         194,779        210,516
                                             ----------      ----------     ----------      ----------     ----------
Total expenses.............................     753,565         795,210      1,017,497       1,779,817      1,782,556
                                             ----------      ----------     ----------      ----------     ----------
Operating income (loss)....................      73,244        (274,760)       276,411      (1,133,085)    13,606,500
 Interest income...........................       1,384             908          8,565          26,919        230,744
Other expense..............................      37,795 (3)           -              -               -              -
Net income (loss) before income taxes        ----------      ----------     ----------      ----------     ----------
 and extraordinary credit..................      36,833        (273,852)       284,976      (1,106,166)    13,837,244
Income taxes...............................       8,460               -          5,700               -      1,491,290
                                             ----------      ----------     ----------      ----------     ----------
Income/(loss) before extraordinary credit..      28,373        (273,852)       279,276      (1,106,166)    12,345,954
Extraordinary credit - benefit of tax loss   ----------      ----------     ----------      ----------     ----------
 carry forward.............................       8,460               -              -               -              -
                                             ----------      ----------     ----------      ----------     ----------
Net income (loss)..........................$     36,833    $   (273,852)  $    279,276    $ (1,106,166)  $ 12,345,954
                                             ==========      ==========     ==========      ==========     ==========
Net income (loss) per share................$          -    $      (0.01)  $       0.01    $      (0.04)  $       0.42
                                             ==========      ==========     ==========      ==========     ==========
Weighted average shares outstanding........  27,611,390      26,882,990     27,522,928      26,882,990     29,054,308



Balance Sheet Data (at end of period):                                       June 30,
                                             ------------------------------------------------------------------------
                                                1993            1994           1995            1996           1997
                                             ----------      ----------     ----------      ----------     ----------
Cash and equivalents.......................$    208,868    $    154,270   $    891,152   $     359,600   $  6,368,228
Current assets.............................     558,903         319,031      1,050,928         601,986      9,428,290
Property and equipment (1).................      65,479          31,023         10,564           6,006         31,284
Total assets...............................     682,717         407,161      1,115,949         659,799     15,757,861
Total liabilities..........................     182,576         180,873        610,384       1,260,400      4,012,154
Shareholders' equity (deficiency) (2)......     500,141         226,288        505,565        (600,601)    11,745,707
Working capital ...........................     376,327         138,158        708,642          89,224      7,807,206
___________________________________________


(1) Net of depreciation.
(2) Net of deficit accumulated during development stage.
(3) Expenses incurred in connection with unconsummated private placement equity offering.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements in this discussion and analysis constitute forward-looking statements, are not historical facts, and involve risks and uncer-tainties that could cause actual results to differ from those expected and projected. Such risks and uncertainties include but are not limited to:
(i) general economic conditions; (ii) conditions specific to the biotechnology industry; (iii) the Company's ability to develop or acquire new technology or products through licensing, merger or acquisition and obtain regulatory approval to commercialize diagnostic or therapeutic products; (iv) the effectiveness and ultimate market acceptance of any such products;
(v) limitations on third party reimbursements with respect to any such products; and (vi) competition . The Company does not undertake to update or revise any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Results of Operations

	The Company sells its products to the research market and has not generated significant revenues therefrom. None of its products have been sub-mitted to or received approval from the Food and Drug Administration for the sale of such products to the diagnostic or therapeutic markets.

Fiscal 1997 and Fiscal 1996 (Year Ended June 30, 1996)

        Sales increased $58,019 (10.3%) in Fiscal 1997 as the result of increased bulk cytokine protein sales, offset, in part, by lower sales of bulk cytokine assays. Worldwide competition continues to exert downward pressure on sales prices. In Fiscal 1997, four customers accounted for approximately 65% of sales. In Fiscal 1996, two of these four customers accounted for approxi-mately 41% of 1996 sales. Loss of any of these customers, if a comparable new customer is not found, would have a material adverse effect on the Company's sales.

	Cost of sales remained essentially unchanged, despite the increase in sales as a result of higher sales of bulk protein products which have lower material costs, offset by higher manufacturing salaries and use of temporary personnel. The gross profit margin increased to 48% in Fiscal 1997 from 43% in Fiscal 1996.

	In both Fiscal 1997 and 1996, the Company received $400,000 of funded research and development fees, pursuant to the Research and Development
Agreement between the Company and R&D Systems under which R&D Systems is obligated to pay the Company $200,000 in Fiscal 1998. During Fiscal 1997, the Company settled litigations against Immunex and PeproTech which resulted in an aggregate $14.7 million being recorded as other income, net of amounts owed to counsel and the Institutions, and discounted to reflect the current value of amounts to be received in fiscal years 1998, 1999, 2000 and 2001.

	Operating expenses in aggregate remained essentially unchanged from Fiscal 1996. Research expenses increased $66,148 (59.3%) due to increased external research funding and consulting expenses regarding the dental assay and vaccine adjuvent programs, and higher research material usage and the hiring of an additional research scientist. Administrative and marketing expenses decreased $79,146 (5.4%) due to lower legal expenses due to the settlement of outstanding litigation, offset, in part, by providing a reserve for uncollectibility of a note receivable, and by higher salary, consulting and advertising expenses. Occupancy expenses increased $15,737 primarily due to temporarily leasing office space.

        Interest income increased $203,825 in Fiscal 1997 as a result of investing higher cash balances.

	The Company recorded taxes of $1.5 million in Fiscal 1997 of which $885,000 were deferred for payment in subsequent years.

        Fiscal 1996 and Fiscal 1995 (Year Ended June 30, 1995)

	Sales decreased $87,788 (13.5%) in Fiscal 1996 as the result of lower cytokine assay sales. The sales decrease was in the domestic market while international sales increased. Worldwide competition continues to be intense.
Average sales price per kit increased slightly in Fiscal 1996 versus Fiscal
1995 due to lower sales volume of bulk assay components. In Fiscal 1996, three customers accounted for approximately 50% of sales compared to 32% of Fiscal
1995 sales. Loss of any of these customers, if a comparable new customer is not found, would have a material adverse effect on the Company's sales.


	Cost of sales decreased $20,612 (6%) due to the lower sales volume, lower usage of manufacturing materials, lower salary expenses and lower depreciation offset, in part, by higher repair expenses. Gross profit decreased to 43% from 48% in Fiscal 1995.

	The Company received $400,000 of funded research and development fees pursuant to the Research and Development Agreement between the Company and R&D
Systems under which the Company will receive $400,000 of funding in Fiscal 1997 and $200,000 in Fiscal 1998. In Fiscal 1995, the Company received $1 million in license fees from R&D Systems and $50,000 in license fees related to the grant of a sublicense to another company. The Company paid $70,000 in fees to the Institutions in Fiscal 1995 which were offset against the license fee income. Other income decreased $580,000 in Fiscal 1996 versus 1995, as a result of these transactions.

	Operating expenses increased $762,320 (74.9%) from Fiscal 1995 due to the significant expenses incurred as the result of ongoing litigation, increased salary expense and due to the initiation of a periodontal disease study which the Company is funding at a dental school.

	Interest income increased $18,354 in Fiscal 1996 due to the investment of cash balances.


Liquidity and Capital Resources

       At June 30, 1997, the Company had current assets of $9,428,290 including cash of $6,368,228. The Company made an operating profit in Fiscal 1997, but incurred a loss in Fiscal 1996. There can be no assurance that operations will remain profitable. Fiscal 1997's profit was largely due to favorable litigation settlements.

        There were no capital expenditure commitments outstanding at June 30, 1997.

        Under the terms of the settlement agreement with Immunex, the Company received $11 million in Fiscal 1997 and will receive $3 million per year in each of Fiscal years 1998, 1999 and 2000 and $1 million in Fiscal 2001. From this aggregate $21 million settlement, the Company is obligated to make payments to counsel and the Institutions, resulting in net proceeds of approximately $15 million to the Company. Management intends to use these funds to add staff, support research programs and to fund a clinical trial of the periodontal disease assay, and management believes the Company will have sufficient funds to support its current programs through Fiscal 1998 and beyond.

Impact of Inflation

       For the Company's three most recent fiscal years, inflation and changing prices have had no material impact on the Company's sales, revenues or income from continuing operations.


Item 8. Financial Statements and Supplementary Data.

        The response to this Item is submitted in a separate section of this Report on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.


                                     PART III


Item 10.  Directors and Executive Officers of the Registrant.

          The following table sets forth each current Director and executive officer of the Company, together with his age and office held:

Name                            Age                    Office
----                            ---                    ------
Bruce C. Galton                 45                Acting Chairman and CEO,
                                                  President, Chief
                                                  Operating and Financial
                                                  Officer, Secretary
                                                  and Treasurer, Director

Isidore S. Edelman, M.D.        76                Vice Chairman of the
                                                  Board of Directors

Richard S. Dondero              47                Vice President of
                                                  Operations and
                                                  Product  Development

Thomas P. Carney, Ph.D.         82                Director

Frank G. Stout                  48                Director

Stephen M. Simes                45                Director


	Bruce C. Galton has been Acting Chairman and CEO since May 1997 and
President, Chief Operating and Financial Officer and a director since November
1988. Prior to November 1988, Mr. Galton was Vice President and Chief Financial
Officer, Secretary and Treasurer of the Company since January 1985. From 1977 to 1984, Mr. Galton was employed in various capacities by Becton Dickinson &
Co. Mr. Galton was Manager of Cost and Budgets at Becton's B-D Immunodiag-nostics division from August 1983 to December 1984 and Financial Manager of its Becton-Dickinson Laboratory Systems Division from May 1981 to August 1983. He holds a B.S. from the University of Virginia and an MBA from Fairleigh
Dickinson University.

        Isidore S. Edelman, M.D. is co-founder of the Company and has been a director since its inception. Dr. Edelman holds degrees from Indiana
University (B.A.) and Indiana University School of Medicine (M.D.).  Dr.
Edelman is the Robert Wood Johnson, Jr. Professor of Biochemistry, director of Columbia University's Genome Center and former Chairman of the Department of Biochemistry and Molecular Biophysics, College of Physicians and Surgeons,
Columbia University. Prior to joining the faculty of Columbia University in June 1978, he was the Samuel Neider Research Professor of Medicine and
Professor of Biophysics at the University of California School of Medicine in San Francisco. Dr. Edelman is a member of the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences and the American Academy of Arts and Sciences.

	Richard S. Dondero has been Vice President-Operations and Product
Development since May 1991. Mr. Dondero joined the Company in 1985 and was named Director of Operations in 1988. From 1977 to 1985, Mr. Dondero was employed by Ortho Diagnostics. Mr. Dondero holds a master of science degree
(biology) from Seton Hall University and a bachelor of arts degree (biology and chemistry) from Jersey City State College.

	Thomas P. Carney, Ph.D. has been a director of the Company since
September 1989. Dr. Carney has been Chairman and CEO of Metatech Corporation, which develops medical devices, since it was organized in 1976. Prior to forming Metatech Corporation, Dr. Carney was an Executive Vice President of
G.D. Searle & Company (1965-1976) and was Vice President of Research and
Development of Eli Lilly and Company prior to joining Searle. Dr. Carney holds a B.S. in chemical engineering from the University of Notre Dame and Masters and Ph.D. degrees from Pennsylvania State University.

	Frank G. Stout has been the Vice President-Research Administration of
New England Medical Center Hospitals, Inc. (Tufts University) since 1983. Prior to 1983, Mr. Stout was Assistant Director of Research Administration of the
Center for the Advancement of Research and Biotechnology. Mr. Stout received his B.Sc. in Biology from the University of South Dakota and his MPH in Health
Administration from the Tulane Medical Center.

        Stephen M. Simes was elected a director in July 1997. Mr. Simes was the president and chief executive officer of Unimed Pharmaceuticals, Inc. from
 1994 to 1997 and was chief executive officer of Gynex Pharmaceuticals, Inc.
 for four years prior to Unimed. Mr. Simes holds a B.S. degree in Chemistry from Brooklyn College of the City University of New York and a MBA from New
 York University.
                     ------------------------------


        All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors and subject to rights, if any, under contracts of employment. As part of the Company's Chapter 11 settlement agreement, the
Institutions have the right to designate one individual nominated by manage-
ment to the Board of Directors.  If Cistron is consolidated or merged or acquired by a third party whose primary products and/or interest is in areas other than IL-1, its variants, derivatives or applications, Cistron will no longer be obligated to appoint such a representative and the representative of the Institutions then acting as a Director of Cistron will resign.
Currently, Mr. Frank G. Stout is the Institutions' designee on the Board.
___________________________________

Item 11. Executive Compensation

	The following table sets forth a summary of the compensation earned in each of the last three fiscal years by each Chief Executive Officer and by the only other executive officer whose cash compensation during such year exceeded
$100,000 in fiscal year 1997.

                           SUMMARY COMPENSATION TABLE

                                                        Long-Term Compensation
                                                        ----------------------
                                           Annual
                                        Compensation          Awards
                             --------------------------------------------------
Name and              Fiscal                                Common Stock
Principal Position     Year  Salary($)  Bonus ($)     Underlying Options (#)
-------------------------------------------------------------------------------
Henry Grausz, M.D.(1)  1997  $ 31,385      ---                ---
former Chairman        1996    ---         ---                ---
and CEO                1995    ---         ---                ---

Bruce C. Galton        1997  $187,500   $ 50,000              ---
Acting Chairman, CEO   1996  $156,667      ---              784,000
(May 1997) President,  1995  $140,000      ---               73,053
Chief Operating and
Financial Officer

Richard S. Dondero     1997  $ 95,833   $ 50,000              ---
Vice President -       1996  $ 90,000      ---               31,546
Operations and         1995  $ 92,750      ---                ---
Product Development



  (1) Dr. Grausz resigned as Chairman and director in May 1997 and received consulting fees of $10,000 per month from May 21 to July 31, 1997. Prior to his resignation, Dr. Grausz received a salary of $10,000 per month from the period of February 15 to May 20, 1997.

      No options were granted in Fiscal 1997 to the individuals named in the Summary Compensation Table.

      The following table sets forth certain information concerning unexercised options held at June 30, 1997 by the executive officer listed in the Summary
Compensation Table (who did not exercise any options during Fiscal 1997):


                                 OPTION VALUES AT JUNE 30, 1997

                Number of Unexercised Options Value of Unexercised In-the-Money
                    at June 30, 1997            Options at June 30, 1997 (1)
               ----------------------------------------------------------------
Name              Exercisable   Unexercisable   Exercisable       Unexercisable
-------------------------------------------------------------------------------
Henry Grausz,MD     259,587         ---         $  67,493              ---
Bruce C. Galton   1,291,976     109,031 (2)     $ 124,544              ---
Richard S. Dondero  400,176      31,546 (2)     $  36,721              ---



(1) Based on the average of the bid and asked prices on June 30, 1997 of $.28 per shares

(2) Unexercisable options for Mr. Galton to purchase 109,031 shares and for Mr. Dondero to purchase 31,546 shares are out-of-the-money.


	In April 1994, Mr. Galton and Mr. Dondero entered into a new five-year employment contract with the Company. The employment agreements also contain a confidentiality provision that requires Mr. Galton and Mr. Dondero to maintain as confidential any confidential information obtained during the course of employment for the period of such agreement and for three years after termin-ation thereof.

	The employment agreement of Mr. Galton provides that in the event the employment of Mr. Galton is terminated without cause by the Board of Directors, or if the Company refuses to renew the employment agreement of Mr. Galton, then upon his written request, the Company will (i) pay Mr. Galton an amount equal to six months of Mr. Galton's current salary in equal monthly installments, commencing the month in which the termination occurs or the salary which would be due under the remaining unexpired term of the agreement, whichever is greater, (ii) enter into a consulting contract with Mr. Galton's at full pay and benefits for a minimum of three months and (iii) lend Mr. Galton such amount as may be required to exercise any stock options then exercisable by Mr.
Galton to purchase shares of the Company's Common Stock.

	The employment agreement also provides that in the event the Company relocates during the term of the employment agreement, and Mr. Galton relocates with the Company, the Company will reimburse Mr. Galton for all relocation costs and pay Mr. Galton a bonus of $25,000 upon completing such relocation.
If Mr. Galton chooses not to relocate with the Company, he will receive the applicable termination pay described in clauses (i) and (iii) of the preceding paragraph plus an additional three months salary as severance pay.

	During Fiscal 1997, the Company maintained a "key man" life insurance policy on the life of Mr. Galton in the amount of $1,000,000.

	Starting in Fiscal 1996, directors who are not employees received a retainer fee of $1,200 per annum and $500 for each meeting of the Board of Directors attended. Also starting in Fiscal 1996, Dr. Edelman will be paid at the rate of $200 per hour for any scientific consulting services he may perform at the Company's request. During 1997, Dr. Edelman was paid an aggregate of $1,300 for such consulting services. Directors who are not employees or officers of the Company also receive options to purchase 50,000 shares of Common Stock for each year of service as such, up to a total of 150,000 shares.
Mr. Stout has agreed to serve without cash compensation and without receipt of stock options.



Item 12.  Security Ownership of Certain Beneficial Owners and Management.

	The following table sets forth information as of August 29, 1997 with respect to the beneficial ownership of Cistron's Common Stock by (i) each person known by Cistron to own beneficially more than five percent of such Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table under Item 11, and (iv) all Directors and executive officers as a group, together with their percentage ownership of such shares:



Name and Address                     Shares
of Beneficial Owner             Beneficially Owned      Percent Outstanding
-------------------             ------------------      -------------------
Henry Grausz, M.D.                5,817,993 (2)               21.4%
 5910 Bradley Boulevard
 Bethesda,  MD  20814

Med-Tech Ventures, Inc.           4,126,365 (3)               15.3
 c/o Warner-Lambert Company
 Mt. Tabor Road
 Morris Plains,  NJ  07950

Isidore S. Edelman, MD (1)        2,411,681 (4)                9.0

Bruce C. Galton (1)               1,401,007 (5)                5.0

Thomas P. Carney, Ph.D.(1)          150,000 (5)                 *

Frank G. Stout (1)                      600 (6)                 *

Stephen M. Simes                        -                       *
All directors and executive
officers as a group               4,410,495 (7)               15.3
(6 persons)

* less than 1%

(1)  c/o Cistron Biotechnology, Inc. 10 Bloomfield Avenue, Pine Brook,
     New Jersey 07058.

(2)  Includes 259,587 shares issuable upon currently exercisable options.

(3) Med-Tech Ventures, Inc. ("Med-Tech") has the right, exercisable at any time to require the Company to register all of Med-Tech's shares under the Act at the Company's expense. Med-Tech is a venture capital subsidiary of Warner-Lambert Company, and has no other business relationship with the Company.

(4) Includes 54,374 shares issuable upon currently exercisable options, but does not include 194,935 shares owned by Dr. Edelman's spouse, as to which he disclaims beneficial ownership.

(5) Consists of shares issuable upon exercise of currently exercisable options.

(6) Mr. Stout disclaims beneficial ownership of 400,534 shares, 302,289 shares and 136,870 shares owned as of August 31, 1994 by the Massachusetts
     Institute of Technology, the New England Medical Center Hospitals, Inc.
     and Wellesley College, respectively, the Institutions of which Mr. Stout serves as designee on the Company's Board of Directors.

(7)  Includes options described in notes (2), (5) and (6) and options to
     356,722 shares held by an executive officer not named in Summary
     Compensation Table, but excludes 194,935 shares owned by Dr. Edelman's spouse.
_____________________________

Item 13. Certain Relationships and Related Transactions

        On August 1, 1997, the Company filed suit against Rebuild, L.L.C.
        ("Rebuild") and against Henry Grausz, M.D., Cistron's former chairman, to collect $230,000 (plus interest and attorney's fees) loaned to Rebuild under a short-term note, originally due May 15, 1997. The loan was personally and unconditionally guaranteed by Dr. Grausz who is a partner in Rebuild.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


          (a) and (d) Financial Statements and Schedules.
              See Index to Financial Statements on page F-1.

          (b) Reports on Form 8-K.
              None.

          (c) Exhibits.
              See Index to Exhibits on page E-1.
              Exhibits 10.2a, 10.3a and 10.9 relate to management compensatory agreements.


                                     SIGNATURES

 	Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form
10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Pine Brook, State of New Jersey, on the 24th day of September, 1997.



					    CISTRON BIOTECHNOLOGY, INC.


                                            By: /s/BRUCE C. GALTON
                                                ------------------
                                                Bruce C. Galton
                                                Acting Chairman of the Board,
                                                Chief Executive Officer,
                                                President and Chief Opeerating
                                                Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


        Signature               Title                                   Date

/s/BRUCE C. GALTON         Acting Chairman and Chief         September 24, 1997
Bruce C. Galton            Executive Officer President,
                           Chief Operating and Financial
                           Officer and Director (Principal
                           Financial and Accounting Officer)

/s/ISIDORE S. EDELMAN MD   Vice Chairman of the Board        September 24, 1997
------------------------
Isidore S. Edelman, M.D.

/s/THOMAS P. CARNEY,Ph.D.  Director                          September 24, 1997
-------------------------
Thomas P. Carney, Ph.D.

/s/FRANK G. STOUT          Director                          September 24, 1997
-------------------------
Frank G. Stout

/s/STEPHEN M. SIMES        Director                          September 24, 1997
-------------------------
Stephen M. Simes


                                INDEX TO EXHIBITS

3.1     Registrant's Certificate  of  Incorporation...................     (1)

3.1a    Registrant's Amendment to Certificate of Incorporation, dated
        July 9, 1986..................................................     (1)

3.1b    Registrant's Amendment to Certificates of Incorporation, dated
        August 14,1986................................................     (1)

3.2     Registrant's Amended By-laws..................................     (1)

10.1    Settlement Agreement, dated June 30, 1991, among Registrant,
        E.I. du Pont de Nemours and Company and The DuPont Merck
        Pharmaceutical Company........................................     (2)

10.2a   Employment Agreement, dated April 30, 1994 between Registrant
        and Bruce C. Galton...........................................     (8)

10.3a   Employment Agreement, dated April 30, 1994, between Registrant
        and Richard S. Dondero .......................................     (8)

10.4    License Agreement, dated March 30, 1992, between Registrant
        and Genetic Therapy, Inc. ....................................     (6)

10.5    Sponsored Research Agreement and License Agreement, effective as of October 1, 1983 and December 1, 1983, respectively, each
        between Registrant and the Institutions, named therein........     (1)

10. 5a  Amendments to Sponsored Research Agreement and License
        Agreement, each dated July 9, 1986............................     (3)

10. 5b  Amendments to Sponsored Research Agreement and License
        Agreement, each dated February 19, 1987.......................     (6)

10. 5c  Amendment to sponsored Research Agreement, dated May 6, 1988..     (4)

10. 6   License Agreement, dated September 15, 1988, between Registrant
        and Rijksuniversiteit of Limburg (Holland)....................     (6)

10. 6a  License Agreement, dated September 15, 1993, between Registrant
        and ijksuniversiteit of Limburg (Holland).....................     (6)

10. 8   Lease, dated September 4, 1984, between Registrant and Stanley
        Karczynski....................................................     (1)

10. 8a  First Amendment to Lease, dated February 10, 1989, between
        Registrant and Stanley Karczynski.............................     (6)

10. 8b  Second Amendment to Lease dated November 19, 1991, between
        Registrant and Stanley Karczynski.............................     (6)

10.9    Registrant's 1985 Employee Stock Option Plan, as amended......     (5)

10.13   Settlement Agreement, dated May 17, 1993, between Registrant,
        Biotech Australia Pty. Limited and the Institutions,
        named therein.................................................     (7)

10.14   Sponsored R&D and Supply Agreement, dated June 30, 1993,
        between Registrant and Genzyme Corporation....................     (7)

10.14a  Supply Agreement, dated July 10, 1996, between Registrant and
        Genzyme Corporation...........................................    (11)

10.15   License Agreement, dated March 21, 1995, between Registrant
        and Research and Diagnostic Systems, Inc......................     (9)

10.16   Research and Development Agreement, dated April 10, 1995,
        between Registrant and Research and Diagnostics Systems, Inc..    (10)


24.1    Consent of Deloitte & Touche LLP with respect to financial information contained in the Registrant's Registration State-
        ment of Form S-8 (File No.33-13704)...........................     38

        Financial Data Schedule.......................................     39


(1) Filed as the same numbered Exhibit to the Registrant's Registration
    Statement on Form S-1 (File No. 33-5824) (the "Form S-1") and incorporated herein by reference thereto.

(2) Filed as Exhibit 10.2a to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991 (the "1991 Form 10-K") and incorporated herein by reference thereto.

(3) Filed as Exhibit 10.12 to the Registrant's Form S-1 and incorporated herein by reference thereto.

(4) Filed as Exhibit 28.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1988 and incorporated herein by reference thereto.

(5) Filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8
    (File No.33-13704) and incorporated herein by reference thereto.

(6) Filed as the same numbered Exhibit to the Registrant's 1992 Form 10-K and incorporated herein by reference thereto.

(7) Filed as the same numbered Exhibit to Registrant's 1993 Form 10-K and incorporated herein by reference thereto.

(8) Filed as the same numbered Exhibit to Registrant's 1994 Form 10-K and incorporated herein by reference thereto.

(9) Filed as Exhibit 10.14 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.

(10) Filed as Exhibit 10.15 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.

(11) Filed as Exhibit 10.14a to the Registrant's 1996 Report on Form 10-K and incorporated herein by reference thereto.


                              Cistron Biotechnology, Inc.

                             (A Development Stage Company)
                              ---------------------------

                       Index to Financial Statements and Schedules
                       -------------------------------------------


                        Years ended June 30, 1995, 1996 and 1997
                        ----------------------------------------

        Financial Statements:


            Independent Auditors' Report                          F-2

            Balance Sheets                                        F-3

            Statements of Operations                              F-4

            Statements of Shareholders' Equity/(Deficiency)       F-5

            Statements of Cash Flows                              F-7

            Notes to Financial Statements                         F-9

                                       * * * *


INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Cistron Biotechnology, Inc.
Pine Brook,  New Jersey


We have audited the accompanying balance sheets of Cistron Biotechnology, Inc.
(a development stage company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1997, and for the period from February 2, 1982 (date of commencement of operations) to June 30, 1997.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, and for the period from February 2, 1982 (date of commencement of operations) to June 30, 1997, in conformity with generally accepted accounting principles.

The Company is in the development stage as of June 30, 1997.  As discussed in
Note 1 to the financial statements, the Company has not generated any significant revenues and must obtain required regulatory approval of its products for sales or license to the diagnostic and/or therapeutic market in accordance with its business plan.


/Deloitte & Touche LLP/
Parsippany, New Jersey

September 12, 1997



                                 CISTRON BIOTECHNOLOGY, INC.
                                 ---------------------------
                                      BALANCE SHEETS
                                      --------------
                                                                          June 30,
                                                         -------------------------------
                                                              1996              1997
ASSETS                                                   ------------       ------------
------
CURRENT ASSETS:
  Cash and equivalents                                   $    359,600       $  6,368,228
  Accounts receivable-trade                                    28,939             55,309
  Accounts receivable-other (Note 9)                          206,610          3,000,000
  Inventories                                                   6,337              4,278
  Prepaid expenses                                                500                475
  Note receivable $230,000; reserve $230,000                        -                  -
                                                          -----------        -----------
TOTAL CURRENT ASSETS                                          601,986          9,428,290

ACCOUNTS RECEIVABLE - OTHER - Long Term (Note 9)                    -          6,249,130
                                                          -----------        -----------
PROPERTY AND EQUIPMENT:
  Machinery and equipment                                     504,211            533,374
  Furniture and fixtures                                      147,113            147,113
  Leasehold improvements                                       77,674             77,674
                                                          -----------        -----------
                                                              728,998            758,161
  Less: Accumulated depreciation                              722,992            726,877
                                                          -----------        -----------
                                                                6,006             31,284
                                                          -----------        -----------
SECURITY DEPOSIT                                               23,938             23,938
PATENTS, Net of accumulated amortization of               -----------        -----------
 $9,236 and $11,886 in 1996 and 1997, respectively             27,869             25,219
                                                          -----------        -----------
TOTAL ASSETS                                             $    659,799       $ 15,757,861
                                                          ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accrued expenses and accounts payable (Note 3)         $    512,762      $     869,909
  Taxes payable                                                     -             46,175
  Other current liabilities (Note 9)                                -            705,000
                                                          -----------        -----------
TOTAL CURRENT LIABILITIES                                     512,762          1,621,084
                                                          -----------        -----------
 Deferred income taxes                                              -            885,090
                                                          -----------        -----------
 Long-term accounts payables (Note 3)                         747,638                  -
                                                          -----------        -----------
 Other non-current liabilities (Note 9)                             -          1,505,980
                                                          -----------        -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value 50,000,000
  shares authorized,issued and outstanding
  26,882,990 shares and 26,884,990 shares, respectively       268,830            268,850
  Additional paid-in capital                                8,615,919          8,616,253
  Earnings (deficit) accumulated during the
  development stage                                        (9,485,350)         2,860,604
                                                          -----------        -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                      (600,601)        11,745,707
                                                          -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    659,799       $ 15,757,861
                                                          ===========        ===========

                          See accompanying notes to financial statements




                                            CISTRON BIOTECHNOLOGY, INC.
                                            ---------------------------
                                             STATEMENTS OF OPERATIONS
                                             ------------------------
                                                                                             February 2,  1982
                                                            Year ended June 30,                operations) to
                                                   1995            1996              1997       June 30, 1997
                                              ----------------------------------------------------------------
Sales                                        $   649,949     $    562,161        $  620,180  $     8,859,780
Cost of sales                                    341,041          320,429           320,749        3,807,651
                                              ----------      -----------         ---------      -----------
  Gross profit                                   308,908          241,732           299,431        5,052,129

Other revenues:
Litigation settlements, net (Notes 5 and 9)            -                -        14,684,206       14,684,206
                                              ----------      -----------        ----------      -----------
License fees and funded research (Note 5)        985,000          405,000           405,419        3,906,149
Operating income before expenses               1,293,908          646,732        15,389,056       23,642,484
                                              ----------      -----------        ----------      -----------
Research and development (Note 7)                 62,372          111,515           177,663        7,995,781
Administrative and marketing (Note 9)            768,101        1,473,523         1,394,377       10,161,242
Occupancy                                        187,024          194,779           210,516        2,272,450
                                              ----------      -----------        ----------      -----------
  Total expenses                               1,017,497        1,779,817         1,782,556       20,429,473
                                              ----------      -----------        ----------      -----------
  Operating income (loss)                        276,411       (1,133,085)       13,606,500        3,213,011

Interest (income)/expense - net (Note 6)          (8,565)         (26,919)         (230,744)        (307,699)
Other expense                                          -                -                 -           59,895
Amortization of deferred financing costs               -                -                 -          173,079
Acquisition expense                                    -                -                 -          429,620
Income/(loss) before income taxes             ----------      -----------        ----------      -----------
  and extraordinary credit                       284,976       (1,106,166)       13,837,244        2,858,116
Income tax provision (Note 4)                      5,700                -         1,491,290        1,759,828
                                              ----------      -----------        ----------      -----------
  Income/(loss) before extraordinary credit      279,276       (1,106,166)       12,345,954        1,098,288
  Extraordinary credit - benefit of tax loss  ----------      -----------        ----------      -----------
   carry forward                                       -                -                 -          262,838
                                              ----------      -----------        ----------      -----------
Net Income/(loss)                            $   279,276     $ (1,106,166)     $ 12,345,954  $     1,361,126
                                              ==========      ===========        ==========      ===========
Net income/(loss) per share                  $      0.01     $      (0.04)     $       0.42
                                              ==========      ===========        ==========
Weighted average shares                       27,522,928       26,882,990        29,054,308
                                              ==========      ===========        ==========

                                       See accompanying notes to financial statements


                                          CISTRON BIOTECHNOLOGY, INC.
                                          ---------------------------
                                STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIENCY)
                                -----------------------------------------------

                                                                            Earnings(Deficit)
                                                                            accumulated                   Total
                               Partners' Capital/Common Stock  Additional   during the        Note        shareholders'
                               ------------------------------  paid-in      development       receivable  equity/
                                   Shares          Amount      capital      stage             for stock   (deficiency)
                               -------------    -------------  -----------  ----------------  ----------- -------------
Initial partners' contribution
 - February 1982                           -    $   74,929    $         -   $          -    $        -     $    74,929
 Partnership net loss                      -             -              -        (84,778)            -         (84,778)
                                   ---------    ----------     -----------    -----------     ---------    ------------
BALANCE, June 30, 1982                     -        74,929              -        (84,778)            -          (9,849)
 Partners' additional capital
  contribution                             -       307,972              -              -             -         307,972
 Partnership net loss                      -             -              -       (313,776)            -        (313,776)
                                    --------    ----------      ----------    -----------     ---------    ------------
BALANCE, June 30, 1983                     -       382,901              -       (398,554)            -         (15,653)
 Partners' additional capital
  contribution                             -       924,392              -              -             -         924,392
 Dissolution of partnership and
  issuance of common stock          5,483,874   (1,252,454)     1,252,454              -             -               -
 Issuance of common stock           6,594,331        65,943     1,486,105        (52,048)            -       1,500,000
 Partnership net loss                       -             -             -     (1,152,972)            -      (1,152,972)
 Reclassification of partner -
  ship accumulated loss                     -             -    (1,551,526)     1,551,526             -               -
 Net loss                                   -             -             -       (418,697)            -        (418,697)
                                   ----------    ----------     ---------     -----------    ----------    -----------
BALANCE, June 30, 1984             12,078,205       120,782     1,187,033       (470,745)            -         837,070
 Issuance of common stock           1,736,869        17,369     1,482,631              -             -       1,500,000
 Net loss                                   -             -             -     (2,039,016)            -      (2,039,016)
                                   ----------    ----------     ---------     -----------    ----------     -----------
BALANCE, June 30, 1985             13,815,074       138,151     2,669,664     (2,509,761)            -         298,054
 Issuance of common stock           1,233,344        12,333       397,097              -             -         409,430
 Net loss                                   -             -             -     (1,962,251)            -      (1,962,251)
                                   ----------    ----------     ---------     -----------    ----------     -----------
BALANCE, June 30, 1986             15,048,418       150,484     3,066,761     (4,472,012)            -      (1,254,767)
 Initial public stock offering      5,750,000        57,500     4,539,212              -             -       4,596,712
 Issuance of common stock             623,772         6,238       396,686              -             -         402,924
 Net loss                                   -             -             -     (2,574,670)            -      (2,574,670)
                                   ----------    ----------     ---------     -----------    ----------     ----------
BALANCE, June 30, 1987             21,422,190       214,222     8,002,659     (7,046,682)            -       1,170,199
 Issuance of common stock             231,157         2,311       253,693              -             -         256,004
 Note Receivable from director
  for shares of stock                       -             -             -              -      (271,159)       (271,159)
 Net loss                                   -             -             -     (2,071,679)            -      (2,071,679)
                                   ----------    ----------     ---------     -----------    ----------     -----------
 BALANCE, June 30, 1988            21,653,347   $   216,533   $ 8,256,352   $ (9,118,361)   $ (271,159)    $  (916,635)
                                   ==========    ==========     =========     ===========    ==========     ===========

                                   See accompanying notes to financial statements


                                           CISTRON BIOTECHNOLOGY, INC.
                                           ---------------------------
                                 STATEMENTS OF SHAREHOLDER'S EQUITY/(DEFICIENCY)
                                 -----------------------------------------------


                                                                          Earnings(Deficit)
                                                                          accumulated                     Total
                                                             Additional   during the         Note         shareholders'
                                        Common Stock         paid-in      development        receivable   equity/
                                   Shares        Amount      capital      stage              for stock    (deficiency)
                                 ----------    ---------     ----------   --------------     ----------   -------------
BALANCE, June 30, 1988           21,653,347      216,533      8,256,352      (9,118,361)     (271,159)        (916,635)
 Cancellation of note receivable
 from director in exchange
 for shares of stock               (328,750)      (3,287)      (267,872)              -       271,159                -
 Net income                               -            -              -         301,391             -          301,391
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1989           21,324,597      213,246      7,988,480      (8,816,970)            -         (615,244)
 Issuance of common stock         3,052,656       30,527        410,535               -             -          441,062
 Net income                               -            -              -         188,434             -          188,434
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1990           24,377,253      243,773      8,399,015      (8,628,536)            -           14,252
 Net income                               -            -              -         176,400             -          176,400
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1991           24,377,253      243,773      8,399,015      (8,452,136)            -          190,652
 Issuance of common stock -
 net of legal fees of $8,039      2,505,737       25,057        216,904               -             -          241,961
 Net income                               -            -              -          30,695             -           30,695
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1992           26,882,990      268,830      8,615,919      (8,421,441)            -          463,308
 Net income                               -            -              -          36,833             -           36,833
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1993           26,882,990      268,830      8,615,919      (8,384,608)            -          500,141
 Net loss                                 -            -              -        (273,852)            -         (273,852)
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1994           26,882,990      268,830      8,615,919      (8,658,460)            -          226,289
 Net income                               -            -              -         279,276             -          279,276
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1995           26,882,990      268,830      8,615,919      (8,379,184)            -          505,565
 Net loss                                 -            -              -      (1,106,166)            -       (1,106,166)
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1996           26,882,990      268,830      8,615,919      (9,485,350)            -         (600,601)
 Issuance of common stock             2,000           20            334               -             -              354
 Net income                               -            -              -      12,345,954             -       12,345,954
                                 ----------     --------     ----------     -----------     ---------      -----------
BALANCE, June 30, 1997           26,884,990   $  268,850   $  8,616,253   $   2,860,604   $         -    $  11,745,707
                                 ==========     ========     ==========     ===========     =========      ===========

                                       See accompanying notes to financial statements



                                            CISTRON BIOTECHNOLOGY, INC.
                                            ---------------------------
                                             STATEMENTS OF CASH FLOWS
                                             ------------------------

                                                                                                      February 2, 1982
                                                                                                      (commencement
                                                                      Year ended June 30,              of operations)to
                                                             1995           1996            1997      June 30, 1997
                                                         -----------    -----------     -----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                           $    721,413   $    614,226    $    606,626   $  10,733,737
 Cash paid to suppliers and employees                     (1,081,010)    (1,678,666)     (6,926,542)    (26,951,753)
 Interest received                                             8,565         26,919         230,744         307,704
 Acquisition expenses paid                                         -              -               -        (429,620)
 Royalties, research funding, license fees received        1,055,000        405,000         405,419       2,472,987
 Other receipts (Note 9)                                      32,914        106,538      11,951,190      12,135,341
                                                         -----------    -----------      ----------     -----------
  Net cash provided by (used in) operating activities        736,882       (525,983)      6,267,437      (1,731,604)
                                                         -----------    -----------      ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                                     -              -               -          15,097
 Issuance of note receivable                                       -              -        (230,000)       (230,000)
 Purchase of property and equipment                                -         (5,569)        (29,163)       (758,546)
                                                         -----------    -----------      ----------     -----------
  Net cash (used in) investing activities                          -         (5,569)       (259,163)       (973,449)
                                                         -----------    -----------      ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock and
  additional contributions                                         -              -             354       9,943,519
 Principal payments on notes payable                               -              -               -        (870,238)
                                                         -----------    -----------      ----------     -----------
  Net cash provided by financing activities                        -              -             354       9,073,281
                                                         -----------    -----------      ----------     -----------
  Net change in cash and cash equivalents                    736,882       (531,552)      6,008,628       6,368,228
CASH AND CASH EQUIVALENTS, beginning of period               154,270        891,152         359,600               -
                                                         -----------    -----------      ----------     -----------
CASH AND CASH EQUIVALENTS, end of period                $    891,152  $     359,600    $  6,368,228   $   6,368,228
                                                         ===========    ===========      ==========     ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                     $    279,276  $  (1,106,166)   $ 12,345,954   $   1,361,126
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                               23,109         12,777           6,535         735,772
  Deferred income taxes                                            -              -         885,090         885,090
  Loss on disposal of property and equipment                       -              -               -           3,979
  Increase in reserve for note receivable                          -              -         230,000         230,000
  Other expense                                                    -              -               -          22,100
  Amortization of deferred financing costs                         -              -               -         173,079
  Decrease (increase) in assets:
   Accounts receivable                                        51,375         40,603         (26,370)        (55,309)
   Inventory                                                  (1,536)         1,071           2,059          (4,278)
   Prepaid expenses                                           23,538           (500)             25            (475)
   Notes and other receivables                               (68,392)      (123,784)     (9,042,520)     (9,264,830)
   Security deposit                                                -              -               -         (23,938)
   Intangible assets                                               -              -               -         (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                     429,512        650,016        (344,316)      2,032,205
   Other current and non-current liabilities                       -              -       2,210,980       2,210,980
                                                         -----------    -----------      ----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:    $    736,882  $    (525,983)  $   6,267,437   $  (1,731,604)
                                                         ===========    ===========      ==========     ===========


                                    See accompanying notes to financial statements



                                            STATEMENTS OF CASH FLOW CONTINUED

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

February 2, 1982 to June 30, 1997

(1) The Company exchanged $870,238 of notes and 1,074,611 shares of Common
    Stock (valued at $167,962) for pre-petition and post-petition Chapter
    11 Bankruptcy debts in the amount of $1,038,201.

(2) The Company issued stock options for 639,938 shares of Common Stock in exchange for pre-petition Chapter 11 Bankruptcy debts (to the Company's present and former directors and employees) in the amount of $100,022.

(3) Deferred financing costs in the amount of $173,079 result from the issuance of 1,978,045 shares of Common Stock to the Company's Former
    Chairman of the Board in exchange for his guaranty of notes payable.


                        See accompanying notes to financial statements

                                        F-8

                             CISTRON BIOTECHNOLOGY, INC.
                             ---------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------

1.  DESCRIPTION OF COMPANY AND FINANCIAL STATEMENT PRESENTATION
    -----------------------------------------------------------
        Cistron Biotechnology, Inc. ("Cistron" or the "Company") was organized to develop, manufacture and license products based on recombinant DNA and immunological techniques for use in various therapeutic applications and for diagnostic purposes.  The Company is a development stage enterprise since its products are currently available only to the research market and have yet to be approved for the diagnostic or therapeutic markets. The Company operated as a debtor in possession under Chapter 11 of the Bankruptcy Act for the period May
26, 1988 through April 27, 1990.

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

2. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------
        a. Cash and Cash Equivalents
           -------------------------
       The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less.

        b. Inventories
           -----------
        Inventories consist of finished goods and are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market.

        c. Property and equipment
           ----------------------
       Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from 5 to 10 years.  Amortization of leasehold improvements is computed over the remaining term of the lease.  Periodically, the Company reassesses the recoverability of recorded values of long-lived assets.  If the results of these periodic assessments indicate that an impairment is likely, the Company recognizes a charge to operations at that time.  The Company assessed the recorded values of long-lived assets and determined that the carrying value would be recoverable at year end,  June 30, 1997.

        d. Patents
           -------
       Legal fees incurred in connection with obtaining patents are capitalized when their future recovery is determinable.  The costs are amortized on the straight-line method over the life of the patent or expected recovery period, if shorter.

        e. Royalties
           ---------
	Royalties payable to the Institutions, included in accrued expenses, which have granted the Company an exclusive license for IL-1 are recorded as cost of sales for product sold.


        f. Income taxes
           ------------
        The Company files Federal and New Jersey state income tax returns.  The
Company adopted Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting For Income Taxes", effective July 1, 1993.  This statement supersedes Accounting Principles Board Opinion No. 11, "Income Taxes".  The
adoption of SFAS NO. 109 had no effect on the Company's financial position at
July 1, 1993.

	Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards.

        g. Net income (loss) per share of Common Stock
           -------------------------------------------
       Net income (loss) per share has been computed by dividing the net income
(loss) for the periods presented by the weighted average number of shares of common stock and equivalent common shares, if any, outstanding in each period.
Equivalent common shares includes net shares issuable upon the assumed exercise of options using the treasury stock method. Equivalent common shares are not included in the net loss per share in Fiscal 1996 since they are anti-dilutive.

        h. Statement of cash flows
           -----------------------
        For the purpose of the statement of cash flows, cash and cash equivalents includes demand deposits and time deposits with an original term to maturity of three months or less.

        i. Fair value of financial instruments
           -----------------------------------
        The carrying amounts in the financial statements for accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of other long term accounts receivable and other non-current liabilities approximate their fair values as these amounts were discounted to their present value in the current year.

        j. Recent pronouncements
           ---------------------
        In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128 "Earnings Per Share", which is effective for financial statement
periods beginning after December 15, 1997.   This statement simplifies the
standards for computing earnings per share (EPS) and makes them comparable to international EPS standards.  SFAS No. 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15
"Earnings per Share" (APB 15).  SFAS 128 requires dual presentation of Basic
(which replaces APB 15's Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures.  Had the Company been permitted to adopt SFAS No. 128 as of June 30, 1997, Basic and Diluted EPS
would have been $0.46 and $0.42, respectively.

        In June 1997, the Financial Accounting Standards Board issued SFAS No.
131 "Disclosures about Segments of an Enterprise and Related Information"
Reporting Comprehensive Income", which is effective for financial statement
periods beginning after December 15, 1997.   This statement establishes
standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders.  The Company has determined that the adoption of SFAS No. 131 will have no impact on these financial statements.

        k. Estimates
           ---------
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.



3. ACCRUED EXPENSES AND ACCOUNTS PAYABLE
   -------------------------------------

                                                    June 30,
                                        -------------------------------
                                            1996                 1997
                                        -----------          ----------
Accounts payable                        $   270,242          $  630,800
Legal fees                                  943,101             176,447
Accrued compensated absences                 15,128              13,488
Other                                        31,929              49,174
                                          ---------             -------
                                          1,260,400             869,909
Less:long-term portion of legal fees        747,638                -
                                          ---------             -------
                                        $   512,762          $  869,909
                                          =========             =======

        Under an agreement with counsel which represented the Company in certain litigation (See Note 9), out-of-pocket expenses incurred over $7,500 per month were not payable until the end of the litigation. Accordingly, $747,638 of legal expenses were classified as long-term payables at June 30, 1996.

4. INCOME TAXES
   ------------
   The provision for income taxes consist of the following:


                                  Year ended June 30,
                     -------------------------------------------
                        1995             1996           1997
                     -------------------------------------------
   FEDERAL:
     Current         $ 5,700        $    -          $   179,698
     Deferred            -               -              771,617
                      ------         --------         ---------
                       5,700             -              951,315
   STATE:
     Current             -               -              426,502
     Deferred            -               -              113,473
                      ------         --------         ---------
                         -               -              539,975
                      ------         --------         ---------
                     $ 5,700        $    -          $ 1,491,290
                       =====         ========         =========

   The net effect of significant items comprising the Company's net deferred tax asset (liability) is as follows:

                                                   June 30,
                                         ---------------------------
                                             1996            1997
                                         ---------------------------
Operating loss carryforwards             $ 3,092,000     $     -
Tax credit carryforwards                     372,000         372,000
Liabilities not currently deductible         302,000           2,630
Difference between book and tax basis
 of property and equipment, and patents        -                 822
Alternative Minimum Tax
 credit carryforwards                          3,300         176,300
Deferred income                                -          (1,436,842)
                                           -----------    -----------
                                            3,769,300       (885,090)
Valuation Allowance                        (3,769,300)         -
                                           -----------    -----------

Net deferred tax asset (liability)        $     -         $ (885,090)
                                           ===========    ===========


	The Company has available investment tax credits and research and development credits totaling $372,000 which expire from 1999 through 2002.
The Company also has available AMT credit carryforwards of $176,300 which do not expire.

        A summary of the difference between the statutory rate and the effective rate as of June 30, 1997 is as follows:

        Statutory rate             34.00%
        Reversal of
         Valuation allowance      (27.24%)
        State Taxes                 2.03%
        Tax Credits                 1.25%
        Miscellaneous                .74%
                                  --------
        Effective rate             10.78%

        The difference in the statutory rate and the effective rate in 1995 was primarily due to AMT tax.

5. LICENSE FEE AND FUNDED RESEARCH
   -------------------------------
   In March 1995, the Company entered into a License Agreement with R&D Systems under which the Company granted a sublicense to R&D Systems for the manufacture and sale of IL-1 products to the research market.  Under this agreement, the
Company received a $1 million  license  fee  from  which  the  Company  paid the Institutions a fee of $70,000.  In April 1995, the Company also entered into a Research and Development Agreement with R&D Systems which will provide the Company with $1 million of research funding payable over a two and one-half year period which began July 1, 1995.  In Fiscal 1996, the Company received
$400,000 of research funding under this agreement, $400,000  funding in Fiscal
1997 and  will receive $200,000 in Fiscal 1998.

   Net litigation settlement income of $14.7 million was recorded in the fiscal year ended June 30, 1997 representing the amounts the Company will receive during the period November 1996 to November 2000 from the $21 million settlement agreement with Immunex Corporation ("Immunex"), after deducting amounts to be paid to counsel and the Institutions and $359,000 received from PeproTech, Inc. ("PeproTech") in February 1997.

6. INTEREST(INCOME)/EXPENSE - NET
   ------------------------------
   Net interest (income)/expense consists of the following:

                                                               February 2, 1982
                                                               (commencement of
                               Year ended June 30,              operations) to
                      1995            1996           1997        June 30, 1997
                    --------       ---------      ----------     ------------
Interest income     $ (8,565)     $  (26,919)    $  (230,744)   $   (500,122)
Interest expense        -               -               -            192,423
                     --------       ---------      ----------     ------------
                    $ (8,565)     $  (26,919)    $  (230,744)   $   (307,699)


7. COMMITMENTS AND CONTINGENT LIABILITIES

   a. Lease commitments
      -----------------
   the Company leases its facilities under an operating lease expiring in
October 1997, with a renewal option for five additional years which the Company has exercised.  Rental expenses under this lease agreement were $123,000 for the years ended June 30, 1995, 1996 and 1997, respectively.  The future minimum lease commitments are as follows:

                Year ended June 30,
                ------------------
                       1998              $  125,000
                       1999                 127,000
                       2000                 127,000
                       2001                 127,000
                       2002                 127,000
                                         ----------
                                         $  633,000
                                         ==========


   b. Employment agreements
      ---------------------
   The Company has entered into employment agreements with its Acting Chairman and CEO and Vice President-Operations/Product Development for five-year periods ending April 30, 1999. The agreements provide for annual compensation of
$210,000 and $100,000, respectively.

   c. Sponsored university research
      -----------------------------
   In August 1995, the Company entered into a sponsored research agreement with
a university to further study    IL-1's role in periodontal disease.  Under
this agreement, the Company will make payments of $175,000 in aggregate, of which $68,750 was paid as of June 30, 1997,  which started in September 1995.

   d. Legal Expenses
      --------------
   The Company is in disagreement with its attorneys concerning remaining expenses due to them under the fee agreement.  In accordance with Statement of
Financial Accounting Standards No. 5, the Company has accrued approximately
$174,000 for such expenses which it believes is the remaining amount due under the terms of the fee arrangement.

   e. Commitments
      -----------
   In September 1997, the Company engaged the services of BlueStone Capital
Partners,LP to act as Cistron's financial advisor as to corporate strategic and financial initiatives. The initial engagement is for a period of six months and may be renewed upon mutual consent of the parties.  The Company is obligated to pay BlueStone Capital $90,000 for the initial six month period and issue warrants to purchase 400,00 shares of the Company's common stock at
$.25 per share. The Company would be obligated to make payments including certain percentage fees as well as to issue additional warrants to BlueStone to purchase up to an additional 400,000 shares should BlueStone assist Cistron in completing a merger, acquisition, joint venture, partnership, license or contract.


8. MAJOR CUSTOMERS AND EXPORT SALES
   --------------------------------
   Sales to two customers constituted 36% (26% and 10%) of Fiscal 1995 sales while sales to three customers constituted 50% (25%, 15% and 10%) of Fiscal
1996 sales respectively.   In Fiscal 1997, sales to four customers constituted
65% (28%, 14%, 13% and 10%) of total sales.  Loss of any of these customers, if a comparable new customer is not found, would have a material adverse effect on the Company's sales.

   Export sales amounted to 13%, 25%, and 18% of sales in 1995, 1996, and 1997, respectively.

9. LITIGATION
   ----------
   A. In December 1991, the Company, together with the Institutions, filed suit in U.S. District Court in Newark, New Jersey against PeproTech, Inc., alleging infringement of the Institutions' patent covering the production of recombinant
IL-1, to which the Company holds an exclusive license.  The Company and the
Institutions sought money damages for Cistron's lost sales and an injunction against further infringement.  In September 1993, the U.S. District Court , district of New Jersey, granted the Company's and the Institutions' motion for summary judgment against PeproTech.  In its decision, the court concluded that the scope of the Institutions' patent encompasses not only the full-length precursor of the IL-1 protein, but the protein's fragments as well.  Trial was held during November and December 1993, in the United States District Court,
District of New Jersey.  In August 1994, the Court entered judgment in favor of the Company and the Institutions.  In its decision, the court rejected Pepro-
Tech's arguments against the validity of the Institution's IL-1 patent and found that PeproTech's manufacture and sale of IL-1 was an infringement of the
IL-1 patent.  The Court ruled that PeproTech's infringement was willful and awarded $2.7 million in damages, interest and attorneys' fees to Cistron and the Institutions in October 1994.  PeproTech then filed an amended notice of appeal from the finding of patent validity and enforceability, infringement and the damages award and also in July 1995, PeproTech filed a petition under
Chapter 11 of the Bankruptcy Code.

   Cistron and the Institutions filed a cross-notice of appeal requesting that if the Appellate Court reduces the amount of the damages award, then the Appellate Court should treble the award, based on PeproTech's willful infringement, up to a maximum of the originally awarded $2.7 million.


   In March 1997, the Company and PeproTech settled all outstanding litigation.
Under the agreement, PeproTech paid the Company $718,000 (half of which Cistron then paid to the Institutions) for licensing fees and other expenses. As part of the settlement, PeproTech and Cistron withdrew their respective appeals.
Subsequent to the settlement, PeproTech's motion to dismiss their Chapter 11 bankruptcy petition was granted.

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

        Immunex had asserted a counterclaim against the Company claiming that certain conduct by the Company constituted unfair competition and a violation of federal and the State of Washington's Consumer Protection Acts. In January
1994, the Company and Immunex agreed to combine the two suits into a single action in the District of Washington. Between March 1994 and September 1996,
Cistron and Immunex each filed numerous motions and oppositions.  In November
1996, the two companies agreed to settle all of Cistron's claims against Immunex and two former Immunex officers. Under the settlement, Immunex will pay Cistron a total of $21 million; 11 million which was paid in November
1996, $3 million will be payable each year for three years (November 1997, 1998 and 1999) and $1 million is payable in November 2000. Immunex also assigned certain IL-1 patents to Cistron under the settlement.

        Cistron is obligated to make payments under agreements with counsel and the Institutions based on the settlement. Cistron will net approximately
$14.5 million from the aggregate Immunex payments, which net amount was recorded at its net present value in other income during Fiscal year 1997.

        In August 1997, Cistron filed suite in Virginia against Rebuild, L.L.C.
("Rebuild") and against Dr. Henry Grausz, Cistron's former chairman, to recover
$230,000 loaned to Rebuild in November 1996 and repayment of which was personally and unconditionally guaranteed by Dr. Grausz. Dr. Grausz is a partner in Rebuild. The loan was due to be repaid on May 15, 1997. However, Rebuild did not repay the loan and Dr. Grausz failed to repay the note on Rebuild's behalf. Cistron agreed to forbear collection efforts until July 31, 1997. On July 31, 1997 the note was not repaid by Rebuild or by Dr.
Grausz. As such, Cistron is seeking recovery of the $230,000 plus interest and attorney's fees.

        The Company has incurred legal fees (included in administrative and marketing) in the amount of $390,000, $845,000, and $440,532 for the years ended June 30, 1995, 1996, and 1997, respectively, in connection with patents and litigation (the Fiscal 1997 amount excludes amounts paid counsel as the result of settlement of the Immunex litigation).

10. STOCK OPTIONS
    -------------
        In September 1994, the Board of Directors adopted an employee stock option plan (the "Plan") for the granting of stock options.  As of June 30,
1997, 929,006 shares of Common Stock were reserved for issuance in connection with options under the Plan.  Options are granted at not less than fair market value of the stock at the date of the grant, vest and generally become exercisable at the cumulative rate of 33% per annum commencing one year from the grant and expire ten years after issuance.  Incentive stock options which fully vest and become exercisable six months after the date of the grant
(October 1996) have been granted to two employees.   Other options to purchase
the Company's Common Stock which are not part of the Plan have been granted to directors of the Company, and to outside consultants at the then fair market value.  The options to the directors vest and become exercisable at the cumulative rate of 33% per annum commencing in the year of the grant except for one director's and one officer's options which fully vest and become exercisable six months after the date of the grant.


The activity in the plan is presented below:


                        Shares Under
                        Employee Incentive    Price Range      Weighted Average
                        Stock Option Plan     Per Share        Price Per Share
                        ----------------------------------------------------
Outstanding Options,
 June 30, 1994               971,261          $  .13 to .44    $    .23
Granted                       73,053                .06             .25
Exercised                       -                    -               -
Expired or Canceled          (73,053)               .26             .26
                            ---------            ----------      ----------
Outstanding Options,
 June 30, 1995               971,261             .06 to .44         .22
Granted                      140,577                .38             .38
Exercised                       -                    -               -
Expired or Canceled         (140,577)               .26             .26
                            ---------            ----------      ----------
Outstanding Options,
 June 30, 1996               971,261             .06 to .44         .23
Granted                         -                    -               -
Exercised                     (2,000)            .13 to .44         .17
Expired or Canceled          (15,651)            .13 to .44         .30
                            ---------            ----------      ----------
Outstanding Options,
 June 30, 1997               953,610             .06 to .44         .21
                           ---------             ----------      ----------
Exercisable at
 June 30, 1997               953,610
                           ---------


                            Other Options     Price Range   Weighted Average
                             Warrants         Per Share     Price Per Share
                             ----------------------------------------------
Outstanding June 30, 1994     973,938         .02 to .30         .08
Granted                       150,000              -              -
Exercised                        -                 -              -
Expired or Canceled          (250,000)        .13 to .16         .15
                            ---------         ----------      ----------
Outstanding June 30, 1995     873,938         .02 to .30         .05
Granted                       674,969            .19             .19
Exercised                       -                 -               -
Expired or Canceled             -                 -               -
                            ---------         ----------      ----------
Outstanding June 30, 1996   1,548,907            .06             .11
Granted                       250,000             -              .50
Exercised                       -                 -               -
Expired or Canceled           (84,000)           .30             .30
                            ---------         ----------      ----------
Outstanding,                1,714,907         .19 to .50         .16
  June 30, 1997             ---------         ----------      ----------

Exercisable at
  June 30, 1997             1,714,907
                            ---------

The Company applies Accounting Principles Board (APB) Opinion 25 and related
interpretations in accounting for the Plan.   Accordingly, no compensation
cost has been recognized by the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" (SFAS 123), the Company's net loss would have been $1,256,892 in 1996 and would have been unchanged for 1997 due to no options being granted in 1997.  The weighted average fair value of the stock options granted in 1996 ranged from  $.14 and $.40, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants in 1996: average risk-free interest rate of 5.71% and 5.92%, no dividend yield, expected life of 10 years, and expected volatility of 101%.

The Company granted 250,000 stock warrants to non-employees that were immediately exercisable at a price of $.50 per share in 1997. The fair value of these warrants was determined to be approximately $60,000.


11.  RECLASSIFICATIONS
     -----------------
        At June 30, 1997, as a result of reconsidering the rules regarding the right of offset and the discounting of future cash flows, certain reclassi-
fications have been made to amounts previously reported in the Forms 10Q for the quarters ended December 31, 1996 and March 31, 1997 as follows:

                                      Discounted
                      As previously   future
                      reported        cash flows      As restated
                     --------------   -----------     -----------
Account receivable
-Other-Long Term     $  5,310,000          -          $ 6,249,130
Other non-current
liabilities                -               -            1,505,980
                        ---------      ----------        ---------
                        5,310,000       (566,850)        4,743,150


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.
33-13704 of Cistron Biotechnology, Inc. on Form S-8 of our report dated
September 12, 1997, appearing in this Annual Report on Form 10-K of
Cistron Biotechnology, Inc. for the year ended June 30, 1997.

/Deloitte & Touche LLP/
Parsippany, New Jersey
September 26, 1997
