Form 10-Q
period 1997-09-30
CISTRON BIOTECHNOLOGY INC
filed 1997-11-13
CIK 793725


                      ----------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      ----------------------------------

                                 FORM 10-Q

                _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

              Registrant's telephone number, including area code:
                               (973) 575-1700

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                Yes _X_  No ___


    The aggregate number of Registrant's outstanding shares on November 10, 1997 was 26,884,990 shares of Common Stock, .01 par value.



                               Page 1 of 10 pages

                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                           ---------------------------


                                     INDEX
                                     -----



                                                                      PAGE
                                                                      ----
PART I  -  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance sheets as of September 30, 1997 and June 30, 1997.....  3

        Statements of operations for the three months ended
        September 30, 1997 and 1996...................................  4

        Statements of cash flows for the three months ended
        September 30, 1997 and 1996...................................  5

        Notes to financial statements.................................  6

        Item 2. Management's discussion and analysis of results
        of operations and financial condition.........................  7


PART II - OTHER INFORMATION...........................................  9

        Signatures.................................................... 10


                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                                BALANCE SHEETS
                                --------------
                                                  June 30,      September 30,
                                                    1997            1997
                                               ------------     -------------
CURRENT ASSETS:                                                  (unaudited)

 Cash and equivalents                          $  6,368,228     $  5,616,185
 Accounts receivable-trade                           55,309           43,052
 Accounts receivable-other                        3,000,000        3,000,000
 Inventories                                          4,278            3,163
 Prepaid expenses                                       475              475
 Notes receivable $230,000; reserve $230,000              -                -
                                                 ----------       ----------
TOTAL CURRENT ASSETS                              9,428,290        8,662,875
                                                 ----------       ----------
ACCOUNTS RECEIVABLE - OTHER - Long Term           6,249,130        6,339,570
                                                 ----------       ----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                            533,374          528,821
 Furniture and fixtures                             147,113          147,113
 Leasehold improvements                              77,674           77,674
                                                 ----------       ----------
                                                    758,161          753,608
 Less: Accumulated depreciation                     726,877          728,190
                                                 ----------       ----------
                                                     31,284           25,418
                                                 ----------       ----------
SECURITY DEPOSITS                                    23,938           23,938
PATENTS, Net of accumulated amortization         ----------       ----------
of $11,886 and $12,549, respectively                 25,219           24,557
                                                 ----------       ----------
TOTAL ASSETS                                   $ 15,757,861     $ 15,076,358
LIABILITIES AND SHAREHOLDERS' EQUITY             ==========       ==========

CURRENT LIABILITIES:
 Accrued expenses and accounts payable         $    869,909     $    293,271
 Taxes payable                                       46,175                -
 Other current liabilities                          705,000          705,000
                                                 ----------       ----------
TOTAL CURRENT LIABILITIES                         1,621,084          998,271
                                                 ----------       ----------
 Deferred income taxes                              885,090          807,927
                                                 ----------       ----------
 Other non-current liabilities                    1,505,980        1,527,793
SHAREHOLDERS' EQUITY:                            ----------       ----------
 Common stock, $.01 par value;
 50,000,000 shares authorized;
 issued and outstanding 26,884,990 shares
  and 26,884,990 shares, respectively               268,850          268,850
 Additional paid-in capital                       8,616,253        8,681,253
 Earnings accumulated during the
 development stage                                2,860,604        2,792,264
                                                 ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                       11,745,707       11,742,367
                                                 ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 15,757,861     $ 15,076,358
                                                 ==========       ==========

                       See accompanying notes to financial statements.


                                 CISTRON BIOTECHNOLOGY, INC.
                                 ---------------------------
                                   STATEMENTS OF OPERATIONS
                                   ------------------------
                                         (UNAUDITED)
                                          ---------
                                                                             February 2, 1982
                                                                              (commencement of
                                           Three Months ended September 30,   operations) to
                                                1996              1997       September 30,1997
                                           ------------      --------------  -----------------

Sales..................................... $    175,480      $    175,290      $  9,035,070
Cost of sales.............................       62,977            81,315         3,888,966
                                             ----------        ----------        ----------
       Gross profit.......................      112,503            93,975         5,146,104
Other revenues:
  Litigation settlements..................            -                 -        14,684,206
  License fees and funded research........      100,419           100,000         4,006,149
                                             ----------        ----------        ----------
       Operating income before expenses...      212,922           193,975        23,836,459
                                             ----------        ----------        ----------
Research and development..................       24,070            98,420         8,094,201
Administrative and marketing..............      385,238           319,393        10,480,635
Occupancy.................................       44,753            46,122         2,318,572
                                             ----------        ----------        ----------
Total expenses............................      454,061           463,935        20,893,408
                                             ----------        ----------        ----------
       Operating income (loss)............     (241,139)         (269,960)        2,943,051
Interest income/(expense) - net...........            -           138,282           445,981
Other expense.............................            -                 -            59,895
Amortization of deferred financing costs..            -                 -           173,079
Acquisition expense.......................            -                 -           429,620
                                             ----------        ----------        ----------
Income (loss) before income taxes
  and extraordinary credit................     (241,139)         (131,678)        2,726,438
Income tax provision......................            -           (63,338)        1,696,490
                                             ----------        ----------        ----------
Income/(loss) before extraordinary credit.     (241,139)          (68,340)        1,029,948
Extraordinary credit - benefit of tax loss
  carryforward............................            -                 -           262,838
       Net income/(loss).................. $   (241,139)     $    (68,340)     $  1,292,786
                                             ==========        ==========        ==========
Net loss per share................         $    (0.01)       $          -
                                             ==========        ==========
Weighted average shares outstanding........  26,884,990        26,884,990
                                             ==========        ==========


                  See accompanying notes to financial statements


                                 CISTRON BIOTECHNOLOGY, INC.
                                 ---------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                        (UNAUDITED)
                                         ---------
                                                                                     February 2, 1982
                                                                                     (commencement of
                                                   Three Months ended September 30,   operations) to
                                                          1996            1997       September 30, 1997
                                                   --------------    --------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                        $   145,518     $    190,323     $  10,924,060
 Cash paid to suppliers and employees                   (440,000)      (1,112,103)      (28,063,856)
 Interest received                                             -           69,655           377,359
 Acquisition expenses paid                                     -                -          (429,620)
 Royalties, research funding, license fees received      100,419          100,000         2,572,987
 Other receipts                                          126,939               82        12,135,423
                                                       ---------       ----------       -----------
  Net cash provided by (used in) operating activities    (67,124)        (752,043)       (2,483,647)
                                                       ---------       ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                                 -                -            15,097
 Issuance of note receivable                                   -                -          (230,000)
 Purchase of property and equipment                            -                -          (758,546)
                                                       ---------       ----------       -----------
  Net cash (used in) investing activities                      -                -          (973,449)
                                                       ---------       ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock and
  additional contributions                                   354                -         9,943,519
 Principal payments on notes payable                           -                -          (870,238)
                                                       ---------       ----------       -----------
  Net cash provided by financing activities                  354                -         9,073,281
                                                       ---------       ----------       -----------
  Net change in cash and cash equivalents                (66,770)        (752,043)        5,616,185
CASH AND CASH EQUIVALENTS, beginning of period           359,600        6,368,228                 -
                                                       ---------       ----------       -----------
CASH AND CASH EQUIVALENTS, end of period             $   292,830     $  5,616,185     $   5,616,185
                                                       =========        =========       ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                  $  (241,139)    $    (68,340)    $   1,292,786
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                            1,124            1,976           737,748
  Issuance of warrants                                         -                -            65,000
  Deferred income taxes                                        -          (77,163)          807,927
  Loss on disposal of property and equipment                   -            4,552             8,531
  Increase in reserve for note receivable                      -                -           230,000
  Amortization of deferred financing costs and other           -                -           195,179
  Decrease (increase) in assets:
   Accounts receivable                                   (74,019)          12,257           (43,052)
   Inventory                                               2,747            1,115            (3,163)
   Prepaid expenses                                            -                -              (475)
   Notes and other long-term receivables                       -          (90,440)       (9,355,270)
   Security deposit                                            -                -           (23,938)
   Intangible assets                                           -                -           (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses               1,134,163         (576,638)        1,455,564
  Other current and non-current liabilities             (890,000)         (24,362)        2,186,618
                                                       ---------       ----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES: $   (67,124)    $   (752,043)    $  (2,483,650)
                                                       =========       ==========       ===========

                            See accompanying notes to financial statements



                                    CISTRON BIOTECHNOLOGY, INC.
                                    ---------------------------
                                   NOTES TO FINANCIAL STATEMENTS
                                   -----------------------------
                                            (Unaudited)
                                             ---------

A. BASIS OF PRESENTATION
   ---------------------
   The financial statements for the periods ended September 30, 1997 and
   1996 have been prepared without audit and, in the opinion of management, all adjustments (which include only  normal recurring adjustments)
   necessary to fairly present the Company's financial position, results of operations, and cash flows at September 30, 1997 and 1996 and for the periods then ended have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

B. OTHER INCOME
   ------------
   During the three-month period ended September 30, 1997 and 1996, the
   Company received non-refundable research and development funding of
   $100,000 respectively representing the ninth and fifth of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.

C. INCOME TAXES
   ------------
   At September 30, 1997 the Company had available investment and research
   and development tax credits of $372,000.   A tax benefit of $63,338 was
   recorded in the three-month period ended September 30, 1997 against the net loss incurred.

   The Company may be in an Alternative Minimum Tax (AMT) position for the fiscal year principally due to the limitations placed on the utilization of the Company's Federal Net Operating Loss (NOL) carryforwards; and, will receive an AMT credit in future years for the amount of AMT paid.

D. ACCOUNTS RECEIVABLE
   -------------------
   Accounts receivable - other consists of amounts due in November 1997
   (current) and amounts due in November 1998, 1999 and 2000 (long term)
   pursuant to a litigation settlement agreement entered into in 1996.
   Long term amounts have been discounted to reflect their present value.

E. CHANGES IN SHAREHOLDERS' EQUITY
   -------------------------------
   During the three-month period ended September 30, 1997, shareholders'
   equity decreased by a net loss of $68,340.


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



Item 2.  Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------
   The following discussion should be read in conjunction with and is qualified in its entirety by the accompanying financial information and notes thereto, and the financial information, notes thereto and management's discussion and analysis of results of operations and financial condition contained in the Company's Annual Report on Form 10-K for the
   fiscal year ended June 30, 1997.

   Certain statements in this discussion and analysis constitute forward-looking statements, are not historical facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected. Such risks and uncertainties include but are not limited to: (i) general economic conditions; (ii) conditions specific to the biotechnology industry; (iii) the Company's ability to develop or acquire new technology or products through licensing, merger or acquisition and to obtain regulatory approval to commercialize diagnostic or therapeutic products; (iv) the effectiveness and ultimate market acceptance of any such products; (v) limitations on third party reimbursements with respect to any such products; and (vi) competition. The Company does not undertake to update or revise any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Results of Operations
---------------------
   The Company sells its products to the research market and has not generated significant revenues therefrom.  None of its products have been submitted to or received approval from the Food and Drug Administration for the sale of such products to the diagnostic or therapeutic markets.

	Three Months Ended September 30, 1997 and
        -----------------------------------------
        Three Months Ended September 30, 1996
        -------------------------------------
   Sales were unchanged in the quarter ended September 30, 1997 versus the same quarter of the prior year.  In the quarter ended September 30, 1997, higher sales of bulk cytokine assays were made offset by lower sales of bulk proteins.  This resulted in an increase in cost of sales versus the prior year period.

   During the periods ended September 30, 1997 and 1996, respectively, the Company received non-refundable research and development funding of $100,000, in each period representing the ninth and fifth, respectively, of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.


   Operating expenses increased $9,874 (2.2%) in the quarter ended September
   30, 1997 as compared to the same quarter last year. Research and development expenses increased $74,350 (308.9%) due to increased external research funding of periodontal disease, vaccine adjuvant and IL-1 inhibition preclinical studies. Consulting expenses related to the preparation of the periodontal disease program also increased.

   Administrative and marketing expenses decreased $65,845 (17.1%) due to lower legal and consulting expenses in the quarter ended September 30, 1997 than in the same quarter of the prior year, in which higher legal and consulting expenses related to litigation were incurred. Higher salary and insurance expenses partially offset the decrease in legal and litigation related consulting. In the quarter ended September 30, 1997, the Company also recorded the initial cash fee of $50,000 and a charge of $65,000 for non-cash compensation related to the issuance of 400,000 warrants to the investment bankers retained by the Company in September 1997. Occupancy expenses were essentially unchanged.

   Interest income of $69,655 was earned on the investment of higher cash balances. In addition, net interest income of $68,627 was recognized on accounts receivable other and other non-current liabilities to reflect the increase in their present value.

   The Company had an operating loss of $269,960 in the quarter and expects research expenditures to increase. There can be no assurance that its operations will reach profitability.


Liquidity and Capital Resources
-------------------------------
   At September 30, 1997, the Company had current assets of $8,662,875 including cash and cash equivalents of $5,616,185 and had current liabilities of $998,271.  Cash used in the quarter ended September 30, 1997 was largely due to the payment of amounts due to the Institutions pursuant to litigation settlements. These amounts were shown as accrued payables at
   June 30, 1997.

   Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 1998 and beyond. The
   Company will be expending funds for research, including the initiation of periodontal disease clinical studies, throughout fiscal 1998 and fiscal
   1999. Management believes that it will have sufficient assets to fund the Company's current programs through this period.



PART II - OTHER INFORMATION
---------------------------
Item 1.	Legal Proceedings
        -----------------
        On October 10, 1997, judgment was entered in favor of the Company in the Circuit Court of Fairfax County (Virginia) against
        Rebuild, LLC and Henry Grausz.  The judgment was for $230,000 loan principal plus interest and attorneys' fees.  It is not known if Rebuild or Dr. Grausz has the ability to repay this amount.

Item 2.	Changes in Securities
        ---------------------
        a.  Not applicable
        b.  Not applicable
        c.  On September 5, 1997, the Company issued to BlueStone
            Capital Partners, LP, investment bankers, a warrant to
            purchase 400,000 shares of the Company's common stock, at
            $.25 per share, the closing bid price on September 5, 1997, as additional compensation.  The warrant was acquired by
            BlueStone for investment, the warrant was appropriately
            legended and the issuance of the warrant was exempt from
            the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder.

Item 3.	Defaults upon Senior Securities
        -------------------------------
	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.

Item 5.	Other Information
        -----------------
        Not applicable.

Item 6.	Exhibits and Reports on Form 8-K
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


Date: November 10, 1997                 CISTRON BIOTECHNOLOGY, INC.
                                        ---------------------------
                                              (Registrant)


                                        BRUCE C. GALTON
                                        ----------------------------
                                        Bruce C. Galton
                                        Acting Chairman & CEO,
                                        President, Chief Operating
                                        and Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)

                                  10

