Form 10-Q/A
period 1997-09-30
CISTRON BIOTECHNOLOGY INC
filed 1997-11-19
CIK 793725


                      ----------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      ----------------------------------

                                 FORM 10-Q/A
                                 -----------
                                 AMENDMENT 1

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


                                     INDEX
                                     -----
PART I - Item 1., Financial Statements is hereby amended to revise the statements of Cash Flows which omitted the $65,000 entry for the issuance of warrants under the column "Three Months Ended September 30, 1997" in the electronic filing format.


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
                                             ==========        ==========


                  See accompanying notes to financial statements


                                 CISTRON BIOTECHNOLOGY, INC.
                                 ---------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                        (UNAUDITED)
                                         ---------
                                                                                     February 2, 1982
                                                                                     (commencement of
                                                   Three Months ended September 30,   operations) to
                                                          1996            1997       September 30, 1997
                                                   --------------    --------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                        $   145,518     $    190,323     $  10,924,060
 Cash paid to suppliers and employees                   (440,000)      (1,112,103)      (28,063,856)
 Interest received                                             -           69,655           377,359
 Acquisition expenses paid                                     -                -          (429,620)
 Royalties, research funding, license fees received      100,419          100,000         2,572,987
 Other receipts                                          126,939               82        12,135,423
                                                       ---------       ----------       -----------
  Net cash provided by (used in) operating activities    (67,124)        (752,043)       (2,483,647)
                                                       ---------       ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                                 -                -            15,097
 Issuance of note receivable                                   -                -          (230,000)
 Purchase of property and equipment                            -                -          (758,546)
                                                       ---------       ----------       -----------
  Net cash (used in) investing activities                      -                -          (973,449)
                                                       ---------       ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock and
  additional contributions                                   354                -         9,943,519
 Principal payments on notes payable                           -                -          (870,238)
                                                       ---------       ----------       -----------
  Net cash provided by financing activities                  354                -         9,073,281
                                                       ---------       ----------       -----------
  Net change in cash and cash equivalents                (66,770)        (752,043)        5,616,185
CASH AND CASH EQUIVALENTS, beginning of period           359,600        6,368,228                 -
                                                       ---------       ----------       -----------
CASH AND CASH EQUIVALENTS, end of period             $   292,830     $  5,616,185     $   5,616,185
                                                       =========        =========       ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                  $  (241,139)    $    (68,340)    $   1,292,786
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                            1,124            1,976           737,748
   Issuance of warrants                                        -           65,000            65,000
  Deferred income taxes                                        -          (77,163)          807,927
  Loss on disposal of property and equipment                   -            4,552             8,531
  Increase in reserve for note receivable                      -                -           230,000
  Amortization of deferred financing costs and other           -                -           195,179
  Decrease (increase) in assets:
   Accounts receivable                                   (74,019)          12,257           (43,052)
   Inventory                                               2,747            1,115            (3,163)
   Prepaid expenses                                            -                -              (475)
   Notes and other long-term receivables                       -          (90,440)       (9,355,270)
   Security deposit                                            -                -           (23,938)
   Intangible assets                                           -                -           (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses               1,134,163         (576,638)        1,455,564
  Other current and non-current liabilities             (890,000)         (24,362)        2,186,618
                                                       ---------       ----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES: $   (67,124)    $   (752,043)    $  (2,483,650)
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


Date: November 18, 1997                 CISTRON BIOTECHNOLOGY, INC.
                                        ---------------------------
                                              (Registrant)


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

