Form 10-Q
period 1997-12-31
CISTRON BIOTECHNOLOGY INC
filed 1998-02-17
CIK 793725


                      ==================================
                      SECURITIES AND EXCHANGE COMMISSION
                      ==================================
                          Washington, D.C. 20549


                                 FORM 10-Q

                _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997


                                      OR

                ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                         Commission File No. 0-15271

                         ===========================
                         CISTRON BIOTECHNOLOGY, INC.
            (Exact Name of Registrant as Specified in its Charter)
                         ===========================

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


                               Yes _X_ No ___

The aggregate number of Registrant's outstanding shares on February 10, 1998 was 22,983,687 shares of Common Stock, .01 par value.

                            Page 1 of 13 pages

                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                          ---------------------------


                                    INDEX
                                    -----



                                                                           PAGE

PART I  -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance sheets as of  December 31, 1997 and June 30, 1997..............      3

Statements of operations for the three months and six months ended
December 31, 1997 and 1996.............................................      4

Statements of cash flows for the six months ended
December 31, 1997 and 1996.............................................      6

Notes to financial statements..........................................      7

Item 2.	Management's discussion and analysis of results of
operations and financial condition.....................................      9


PART II - OTHER INFORMATION............................................     12

Signatures.............................................................     13


                          CISTRON BIOTECHNOLOGY,INC.
                          -------------------------
                                BALANCE SHEETS
                                --------------
                                                      June 30,    December 31,
ASSETS                                                  1997          1997
------                                              ------------  ------------
CURRENT ASSETS:                                                    (unaudited)
 Cash and cash equivalents                          $  6,368,228  $  6,942,595
 Accounts receivable-trade                                55,309        30,501
 Accounts receivable-other                             3,000,000     2,861,575
 Inventories                                               4,278         2,389
 Prepaid expenses                                            475             -
 Notes receivable $230,000; reserve $230,000                   -             -
                                                      ----------    ----------
TOTAL CURRENT ASSETS                                   9,428,290     9,837,060
                                                      ----------    ----------
ACCOUNTS RECEIVABLE - OTHER - Long Term                6,249,130     3,568,435
                                                      ----------    ----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                                 533,374       532,747
 Furniture and fixtures                                  147,113       147,113
 Leasehold improvements                                   77,674        77,674
                                                      ----------    ----------
                                                         758,161       757,534
 Less: Accumulated depreciation                          726,877       728,927
                                                      ----------    ----------
                                                          31,284        28,607
                                                      ----------    ----------
SECURITY DEPOSITS                                         23,938        23,938
                                                      ----------    ----------
 PATENTS, Net of accumulated amortization
 of $11,886 and $13,211, respectively                     25,219        23,894
                                                      ----------    ----------
TOTAL ASSETS                                        $ 15,757,861  $ 13,481,934
                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
====================================
CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $    869,909  $    105,370
 Taxes payable                                            46,175             -
 Other current liabilities                               705,000       672,470
                                                      ----------    ----------
TOTAL CURRENT LIABILITIES                              1,621,084       777,840
                                                      ----------    ----------
 Deferred income taxes                                   885,090       719,301
                                                      ----------    ----------
 Other non-current liabilities                         1,505,980       877,136
                                                      ----------    ----------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000 shares
  authorized; issued 26,884,990 shares
  and 26,930,187 shares, respectively                    268,850       269,302
 Additional paid-in capital                            8,616,253     8,683,681
 Earnings accumulated during the development stage     2,860,604     2,549,324
 Treasury stock 3,946,500 shares at cost                       -      (394,650)
                                                      ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                            11,745,707    11,107,657
                                                      ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 15,757,861  $ 13,481,934
                                                      ==========    ==========

                       See accompanying notes to financial statements.


                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                          STATEMENTS OF OPERATIONS
                          ------------------------
                                (UNAUDITED)
                                 ---------
                                                                            February 2, 1982
                                           Three Months ended December 31, (commencement of
                                           -------------------------------  operations) to
                                                 1996            1997       December 31, 1997
                                            ------------    ------------    -----------------
Sales...................................... $    126,805    $     90,545    $   9,125,615
Cost of sales..............................      119,299          66,445        3,955,411
                                              ----------      ----------       ----------
       Gross profit........................        7,506          24,100        5,170,204
Other revenues:
  Litigation settlements...................   14,857,523               -       14,684,206
  License fees and funded research.........      100,000         100,000        4,106,149
                                              ----------      ----------       ----------
       Operating income before expenses....   14,965,029         124,100       23,960,559
                                              ----------      ----------       ----------
Research and development...................       24,524         271,487        8,365,688
Administrative and marketing...............      233,993         283,324       10,763,959
Occupancy..................................       47,094          47,756        2,366,328
                                              ----------      ----------       ----------
Total expenses.............................      305,611         602,567       21,495,975
                                              ----------      ----------       ----------
       Operating income (loss).............   14,659,418        (478,467)       2,464,584
Interest income - net......................       53,745         146,901          592,882
Other expense..............................            -               -           59,895
Amortization of deferred financing costs...            -               -          173,079
Acquisition expense........................            -               -          429,620
Income (loss) before income taxes             ----------      ----------       ----------
  and extraordinary credit.................   14,713,163        (331,566)       2,394,872
Income tax provision (benefit).............    2,573,000         (88,626)       1,607,864
                                              ----------      ----------       ----------
Income/(loss) before extraordinary credit..   12,140,163        (242,940)         787,008
Extraordinary credit - benefit of tax loss
  carryforward.............................            -               -          262,838
                                              ----------      ----------       ----------
       Net income/(loss)................... $ 12,140,163    $   (242,940)   $   1,049,846
                                              ==========      ==========       ==========
Net income (loss) per share................ $       0.45    $      (0.01)
                                              ==========      ==========
Weighted average shares outstanding........   26,884,990      26,903,167
Net income (loss) per share -                 ==========      ==========
  assuming dilution........................ $       0.42    $      (0.01)
Weighted average shares outstanding -         ==========      ==========
  assuming dilution........................   29,045,151      26,903,167
                                              ==========      ==========

                               See accompanying notes to financial statements

                                                      4
<page)

                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (UNAUDITED)
                                   ---------
                                                                            February 2, 1982
                                             Six Months ended December 31,  (commencement of
                                             -----------------------------   operations to
                                                  1996           1997       December 31, 1997
                                             ------------   --------------  -----------------
Sales......................................  $    302,285   $    265,835    $   9,125,615
Cost of sales..............................       182,276        147,760        3,955,411
                                               ----------     ----------       ----------
       Gross profit........................       120,009        118,075        5,170,204
Other revenues:
  Litigation settlement, net...............    14,857,523              -       14,684,206
  Funded research and royalty income.......       200,419        200,000        4,106,149
                                               ----------     ----------       ----------
       Operating income before expenses....    15,177,951        318,075       23,960,559
                                               ----------     ----------       ----------
Research and development...................        48,594        369,907        8,365,688
Administrative and marketing...............       619,231        602,717       10,763,959
Occupancy..................................        91,847         93,878        2,366,328
                                               ----------     ----------       ----------
Total expenses.............................       759,672      1,066,502       21,495,975
                                               ----------     ----------       ----------
       Operating income (loss).............    14,418,279       (748,427)       2,464,584
Interest income - net......................        53,745        285,183          592,882
Other expense..............................             -              -           59,895
Amortization of deferred financing costs...             -              -          173,079
Acquisition expense........................             -              -          429,620
Loss before income taxes                       ----------     ----------       ----------
  and extraordinary credit.................    14,472,024       (463,244)       2,394,872
Income tax provision.......................     2,573,000       (151,964)       1,607,864
                                               ----------     ----------       ----------
Income (loss) before extraordinary credit..    11,899,024       (311,280)         787,008
                                               ----------     ----------       ----------
Extraordinary credit - benefit of tax loss
  carryforward.............................             -              -          262,838
                                               ----------     ----------       ----------
       Net income (loss)...................  $ 11,899,024   $   (311,280)    $  1,049,846
                                               ==========     ==========       ==========
Net income (loss) per share................  $       0.44   $      (0.01)
                                               ==========     ==========
Weighted average shares outstanding........    26,884,990     26,894,079
Net income (loss) per share                    ==========     ==========
  assuming dilution........................  $       0.41   $      (0.01)
Weighted average shares outstanding -          ==========     ==========
  assuming dilution........................    29,048,469     26,894,079
                                               ==========     ==========

                            See accompanying notes to financial statements


                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                 (UNAUDITED)
                                  ---------
                                                                                     February 2, 1982
                                                      Six Months ended December 31,  (commencement of
                                                      -----------------------------   operations) to
                                                           1996            1997      December 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:                 ------------    ------------   -----------------
 Cash received from customers                         $    305,145    $    296,511    $  11,030,248
 Cash paid to suppliers and employees                   (2,198,142)     (2,674,802)     (29,626,555)
 Interest received                                          53,745         147,929          455,633
 Acquisition expenses paid                                       -               -         (429,620)
 Royalties, research funding, license fees received        200,419         200,000        2,672,987
 Litigation settlement and other receipts               11,252,026       3,000,426       15,135,767
                                                        ----------      ----------       ----------
  Net cash provided by (used in) operating activities    9,613,193         970,064         (761,540)
                                                        ----------      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                                   -               -           15,097
 Issuance of note receivable                              (230,000)              -         (230,000)
 Purchase of property and equipment                              -          (3,926)        (762,472)
                                                        ----------      ----------       ----------
  Net cash (used in) investing activities                 (230,000)         (3,926)        (977,375)
CASH FLOWS FROM FINANCING ACTIVITIES:                   ----------      ----------       ----------
 Proceeds from issuance of capital stock and
  additional contributions                                     354           2,879        9,946,398
 Principal payments on notes payable                             -               -         (870,238)
 Purchase of treasury stock                                      -        (394,650)        (394,650)
                                                        ----------      ----------       ----------
  Net cash provided by financing activities                    354        (391,771)       8,681,510
                                                        ----------      ----------       ----------
  Net change in cash and cash equivalents                9,383,547         574,367        6,942,595
CASH AND CASH EQUIVALENTS, beginning of period             359,600       6,368,228                -
                                                        ----------      ----------       ----------
CASH AND CASH EQUIVALENTS, end of period              $  9,743,147    $  6,942,595    $   6,942,595
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH         ==========      ==========       ==========
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                   $ 11,899,024    $   (311,280)   $   1,049,846
  Adjustments to reconcile net income (loss) to net
   cash provided used in operating activities:
  Depreciation and amortization                              2,251           3,377          739,152
  Issue of warrants                                              -          65,000           65,000
  Deferred income taxes                                          -        (165,789)         719,301
  Loss on disposal of property and equipment                     -           4,552            8,531
  Increase in reserve for note receivable                        -               -          230,000
  Amortization of deferred financing costs                       -               -          195,179
  Decrease (increase) in assets:
   Accounts receivable                                      (3,182)         24,808          (30,501)
   Inventory                                                 1,751           1,889           (2,389)
   Prepaid expenses                                            500             475                -
   Notes and other receivables                          (7,398,390)      2,819,120       (6,445,710)
   Security deposit                                              -               -          (23,938)
   Intangible assets                                             -               -          (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                 5,111,239        (810,714)        1,221,488
   Other current and non-current liabilities                     -        (661,374)        1,549,606
                                                        ----------      ----------        ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:  $  9,613,193    $    970,064    $     (761,540)
                                                        ==========      ==========       ===========

                               See accompanying notes to financial statements


                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 (Unaudited)


A. BASIS OF PRESENTATION
   ---------------------
   The financial statements for the periods ended December 31, 1997 and
   1996 have been prepared without audit and, in the opinion of management, all adjustments (which include only  normal recurring adjustments)
   necessary to fairly present the Company's financial position, results of operations, and cash flows at December 31, 1997 and 1996 and for the periods then ended have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

B. OTHER INCOME
   ------------
   During the three and six-month periods ended December 31, 1997 and 1996, the Company received non-refundable research and development funding of
   $100,000 respectively, representing the tenth and sixth of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron.

   Additionally, net litigation settlement income of $14.9 million was recorded in the three and six-month periods ended December 31, 1996 representing the amount the Company will receive during the period
   November 1996 to November 2000 from the $21 million settlement agreement with Immunex Corporation ("Immunex"), after deducting amounts to be paid to counsel and the Institutions.

C. INCOME TAXES
   ------------
   At December 31, 1997, the Company had investment and research and development tax credits of $372,000.  Tax benefits of $88,626 and
   $151,964 were recorded in the three and six-month periods ended December
   31, 1997 against the net loss incurred.

   The Company may be in an Alternative Minimum Tax (AMT) position for the fiscal year principally due to the limitations placed on the utilization of the Company's Federal Net Operating Loss (NOL) carryforwards; and, will receive an AMT credit in future years for the amount of AMT paid.


D. ACCOUNTS RECEIVABLE
   -------------------
   Accounts receivable - other consists of amounts due in November 1998
   (current) and amounts due in November 1999 and 2000 (long term) pursuant to a litigation settlement agreement entered into in 1996.  Long term amounts have been discounted to reflect their present value.

E. CHANGES IN SHAREHOLDERS' EQUITY
   -------------------------------
   During the three-month and six-month periods ended December 31, 1997, shareholders' equity decreased due to net losses of $242,940 and
   $311,280, respectively, and due to the repurchase of approximately 4 million shares of the Corporation's common stock that has been recorded as treasury stock.

F. EARNINGS PER SHARE CALCULATIONS
   -------------------------------
   In February 1997, The Financial Accounting Standards Board issued
   Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per
   Share".  SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15,
   1997.  All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.  The following is a reconciliation of the numerators and denominators used to calculate Earnings per Share:

                                     Three Months Ended           Six Months Ended
                                        December 31,                 December 31,
                                    1997           1996          1997          1996
                              --------------------------------------------------------
Earnings per common share:
-------------------------
Net income (loss)(numerator)  $   (242,940)  $ 12,140,163  $   (311,280)  $ 11,899,024
Weighted average shares
  (denominator)                 26,903,167     26,884,990    26,894,079     26,884,990
Income (loss) per share       $      (0.01)  $       0.45  $      (0.01)  $       0.44
                               ===========     ==========    ==========     ==========

Earnings per common share -
assuming dilution:
---------------------------
Net income(loss) (numerator)  $   (242,940)  $ 12,140,163  $   (311,280)  $ 11,899,024
Weighted average shares         26,903,167     26,884,990    26,894,079     26,884,990
Effect of dilutive options               -      2,160,161             -      2,163,479
                                ----------     ----------    ----------     ----------
Weighted average shares -
assuming dilution
(denominator)                   26,903,167     29,045,151    26,894,079     29,048,469
Income (loss) per share       $      (0.01)  $       0.42  $      (0.01)  $       0.41
                                ==========     ==========    ==========     ==========


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

	Three Months Ended December 31, 1997 and Three Months
        -----------------------------------------------------
        Ended December 31, 1996
        -----------------------

Sales decreased $36,260 (28.6%) in the quarter ended December 31, 1997 versus the same quarter of the prior year due to reduced sales of bulk cytokine proteins and assay kits offset, in part, by increased sales of bulk cytokine assays. This change in product mix resulted in higher manufacturing material expense in the quarter which was offset by lower manufacturing salary expense and lower cost of sales due to the lower sales volume.

During the periods ended December 31, 1997 and 1996, respectively, the
Company received non-refundable research and development funding of
$100,000 in each period representing the tenth and sixth, respectively, of
10 consecutive quarterly research and development payments of $100,000
which another company has agreed to make to Cistron.   In the quarter ended
December 31, 1996, the Company also recorded a net litigation settlement of
$14.9 million as other income.

Operating expenses increased $296,956 (97.2%) in the quarter ended December
31, 1997 versus the same quarter of the prior year. Research and development expenses increased $246,963 or approximately 11 times from the December quarter of last year. This increase was due to expenditures made on the pre-clinical periodontal disease study, preparations for initiating a clinical trial related to periodontitis and the funding of research in additional IL-1 vaccine adjuvant studies and in wound healing. The results of the pre-clinical periodontal study were analyzed in January 1998 and revealed that IL-1 levels generally increased in patients with disease, but were not conclusive as to a tooth site specific correlation to disease activity, which was the premise of the Company's planned clinical trial using the its IL-1 assay to measure IL-1 in gingival fluid. As such, the trial has been cancelled.


Administrative and marketing expenses increased $49,331 (21.1%). Legal expenses were netted against the litigation settlement in the December quarter of 1996 which reduced last year's administrative expenses. Higher salary, legal and advertising expenses in the quarter ended December 31, 1997 were partially offset by lower consulting expenses. The Company had incurred litigation related consulting expenses in the prior year which were not incurred in the current year's quarter. Occupancy expenses were essentially unchanged.

Interest income of $146,901 was comprised of $78,274 earned on the investment of higher cash balances and net interest income of $68,627 recognized on accounts receivable - other and other non-current liabilities to reflect the increase in their present value.

        Six Months Ended December 31, 1997 and Six Months Ended
        -------------------------------------------------------
        December 31, 1996
        -----------------

Sales decreased $36,450 (12.1%) in the six-month period ended December 31, 1997 versus the same period of the prior year due to reduced sales of cytokine proteins and assay kits offset, in part, by increased sales of bulk cytokine assays. This change in product mix resulted in higher manufacturing material expense in the six month period ended December 31, 1997 offset by lower manufacturing salary expense and lower cost of sales due to the lower sales volume.

During the six-month periods ended December 31, 1997 and 1996, respectively, the Company received non-refundable research and development funding of $200,000, in each period representing the tenth and sixth, respectively, of 10 consecutive quarterly research and development payments of $100,000 which another company has agreed to make to Cistron. In the six months ended December 31, 1996, the Company also recorded a net litigation settlement income of $14.9 million as other income.

Operating expenses increased $306,830 (40.4%) in the six-month period ended
December 31, 1997 versus the same period of the prior year. Research and development expenses increased $321,313 or approximately 7.5 times from the six months ended December 31, 1996. The increased expense was due to expenditures made on the pre-clinical periodontal disease study, preparations for initiating a clinical trial related to periodontitis and, the funding of research in additional IL-1 vaccine adjuvant studies and in wound healing.

Administrative and marketing expenses decreased $16,514 (2.7%) due to lower consulting expenses that were offset, in part, by higher salary, advertising, and insurance expenses. Occupancy expenses were essentially unchanged.

Interest income of $147,929 was earned on the investment of higher cash balances. In addition, net interest income of $137,254 was recognized on accounts receivable - other and other non-current liabilities to reflect the increase in their present value.

The Company had an operating loss of $311,280 in the six-month period ended
December 31, 1997 and expects research expenditures to increase. There can be no assurance that its operations will reach profitability.


Liquidity and Capital Resources
-------------------------------

At December 31, 1997, the Company had current assets of $9,837,060 including cash and cash equivalents of $6,942,595 and had current liabilities of $777,840.  Cash used in the quarter ended December 31, 1997 was due to the payment of amounts due to the Institutions and attorneys
pursuant to litigation settlements received in November 1997.   In
addition, the Company used funds to repurchase approximately 4 million shares of the Company's Common Stock from Med-Tech Ventures, Inc. and for outside research funding in the areas of IL-1 adjuvants, wound healing and pre-clinical periodontal disease studies.

Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 1998 and beyond. The
Company expects to continue to fund research throughout fiscal 1998 and fiscal 1999. The pre-clinical studies in periodontal disease were concluded and analyzed in January 1998. The results of the longitudinal study indicated that IL-1 levels were elevated in patients with disease.
However, the results were not conclusive as to specific tooth disease predictability. As such, the planned clinical trial using the Company's
IL-1 assay has been cancelled and the associated agreements related to the conduct of the trial have been terminated.

In September 1997, the Company engaged the services of BlueStone Capital
Partners, LP to act as Cistron's financial advisor as to corporate, strategic and financial initiatives. The initial engagement is for a period of six months and may be renewed upon mutual consent of the parties.


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
        -----------------
        The Company has been informed that in December 1997 Dr. Grausz filed a petition under Chapter 11 of the Federal Bankruptcy Code.
        The Company is an unsecured creditor as to the judgment against
        Dr. Grausz entered in favor of the Company in October 1997.

Item 2.	Changes in Securities
        ---------------------
        a.  Not applicable
        b.  Not applicable
        c.  Not applicable

Item 3.	Defaults upon Senior Securities
        -------------------------------
	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.

Item 5.	Other Information
        -----------------

        In December 1997, the Company sent Genetic Therapy, Inc. ("GTI") a letter of mutual agreement terminating the March 1992 sublicense to GTI. GTI executed the mutual agreement letter in January 1998.

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


Date: February 10, 1998                 CISTRON BIOTECHNOLOGY, INC.
									       (Registrant)





                                        BRUCE C. GALTON
                                        ---------------------------
                                        Bruce C. Galton
                                        Acting Chairman & CEO
                                        President, Chief Operating
                                        and Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)


                                     13