Form 10-Q
period 1998-03-31
CISTRON BIOTECHNOLOGY INC
filed 1998-05-15
CIK 793725


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                   FORM 10-Q

                 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998


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


                                Yes _X_ No ___

The aggregate number of Registrant's outstanding shares on May 12, 1998 was 22,983,687 shares of Common Stock, .01 par value.

                               Page 1 of 14 pages

                          CISTRON BIOTECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                                     INDEX
                                                                        PAGE

PART I  -	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance sheets as of  March 31, 1998 and June 30, 1997                    3

Statements of operations for the three months and nine months ended
March 31, 1998 and 1997                                                   4

Statements of cash flows for the nine months ended
March 31, 1998 and 1997                                                   6

Notes to financial statements                                             7

Item 2.	Management's discussion and analysis of results of operations
and financial condition                                                   9


PART II -  OTHER INFORMATION                                             12

Signatures                                                               14



                        CISTRON BIOTECHNOLOGY,INC.
                        --------------------------
                              BALANCE SHEETS
                              --------------
                                                       June 30,            March 31,
ASSETS                                                  1997                 1998
------                                              ------------         -------------
CURRENT ASSETS:                                                           (unaudited)

 Cash and cash equivalents                          $  6,368,228         $  6,048,597
 Accounts receivable-trade                                55,309               95,989
 Accounts receivable-other                             3,000,000            2,901,124
 Inventories                                               4,278                3,744
 Prepaid expenses                                            475                9,000
 Notes receivable $230,000; reserve $230,000                   -                    -
                                                      ----------           ----------
TOTAL CURRENT ASSETS                                   9,428,290            9,058,454
                                                      ----------           ----------
ACCOUNTS RECEIVABLE - OTHER - Long Term                6,249,130            3,619,326
                                                      ----------           ----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                                 533,374              502,908
 Furniture and fixtures                                  147,113              147,113
 Leasehold improvements                                   77,674               77,674
                                                      ----------           ----------
                                                         758,161              727,695
 Less: Accumulated depreciation                          726,877              700,283
                                                      ----------           ----------
                                                          31,284               27,412
                                                      ----------           ----------
SECURITY DEPOSITS                                         23,938               23,938
PATENTS, Net of accumulated amortization              ----------           ----------
 of $11,886 and $13,873, respectively                     25,219               23,232
                                                      ----------           ----------
TOTAL ASSETS	                        	    $ 15,757,861	 $ 12,752,362
                                                      ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $    869,909         $    117,672
 Taxes payable                                            46,175                    -
 Other current liabilities                               705,000              681,764
                                                      ----------           ----------
TOTAL CURRENT LIABILITIES                              1,621,084              799,436
                                                      ----------           ----------
 Deferred income taxes                                   885,090                    -
                                                      ----------           ----------
 Other non-current liabilities                         1,505,980              917,308
                                                      ----------           ----------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000 shares
  authorized; issued 26,884,990 shares
  and 26,930,187 shares, respectively                    268,850              269,302
 Additional paid-in capital                            8,616,253            8,683,681
 Earnings accumulated during the development stage     2,860,604 	    2,477,285
 Treasury stock 3,946,500 shares at cost                       -             (394,650)
                                                      ----------           ----------
TOTAL SHAREHOLDERS' EQUITY                            11,745,707           11,035,618
                                                      ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	    $ 15,757,861 	 $ 12,752,362
                                                      ==========           ==========

                       See accompanying notes to financial statements.

                          CISTRON BIOTECHNOLOGY, INC.

                           STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                                                February 2, 1982
                                                                                (commencement of
                                                Three Months ended March 31,     operations) to
                                                ----------------------------    ---------------
                                                  1997              1998         March 31, 1998
                                              ------------      ------------     ---------------
Sales......................................   $    181,960      $    160,175       $  9,285,790
Cost of sales..............................         72,002            86,484          4,041,895
                                                ----------        ----------         ----------
       Gross profit........................        109,958            73,691          5,243,895
Other revenues:
  Litigation settlements...................        359,000                 -         14,684,206
  License fees and funded research.........        105,000             5,000          4,111,149
                                                ----------        ----------         ----------
       Operating income before expenses....        573,958            78,691         24,039,250
                                                ----------        ----------         ----------
Research and development...................         33,305            92,863          8,458,551
Administrative and marketing...............        256,579           237,229         11,001,188
Occupancy..................................         54,022            52,787          2,419,115
                                                ----------        ----------         ----------
Total expenses.............................        343,906           382,879         21,878,854
                                                ----------        ----------         ----------
       Operating income (loss).............        230,052          (304,188)         2,160,396
Interest income - net......................         91,059           149,177            742,059
Other expense..............................              -                 -             59,895
Amortization of deferred financing costs...              -                 -            173,079
Acquisition expense........................              -                 -            429,620
Income (loss) before income taxes               ----------        ----------         ----------
  and extraordinary credit.................        321,111          (155,011)         2,239,861
Income tax provision (benefit).............              -           (82,973)         1,524,891
                                                ----------        ----------         ----------
Income/(loss) before extraordinary credit..        321,111           (72,038)           714,970
Extraordinary credit - benefit of tax loss      ----------        ----------         ----------
  carryforward.........................                  -                 -            262,838
                                                ----------        ----------         ----------
       Net income/(loss)...................   $    321,111      $    (72,038)      $    977,808
                                                ==========        ==========         ==========
Net income (loss) per share................   $       0.01      $          -
                                                ==========        ==========
Weighted average shares outstanding........     26,884,990        22,983,687
Net income (loss) per share -                   ==========        ==========
  assuming dilution........................   $       0.01      $          -
Weighted average shares outstanding -           ==========        ==========
  assuming dilution........................     29,483,971        22,983,687
                                                ==========        ==========

                               See accompanying notes to financial statements

                         CISTRON BIOTECHNOLOGY, INC.
                         ---------------------------
                          STATEMENTS OF OPERATIONS
                          ------------------------
                                 (UNAUDITED)
                                  ---------
                                                                              February 2, 1982
                                                 Nine Months ended March 31,  (commencement of
                                                 ---------------------------   operations to
                                                    1997            1998       March 31, 1998
                                                ----------      ----------     ---------------
Sales......................................   $    484,245    $    426,010     $  9,285,790
Cost of sales..............................        254,278         234,244        4,041,895
                                                ----------      ----------       ----------
       Gross profit........................        229,967         191,766        5,243,895
Other revenues:
 Litigation settlement, net................     15,216,523               -       14,684,206
 License fees and funded research..........        305,419         205,000        4,111,149
                                                ----------      ----------       ----------
       Operating income before expenses....     15,751,909         396,766       24,039,250
                                                ----------      ----------       ----------
Research and development...................         81,899         462,770        8,458,551
Administrative and marketing...............        875,810         839,946       11,001,188
Occupancy..................................        145,869         146,665        2,419,115
                                                ----------      ----------       ----------
Total expenses.............................      1,103,578       1,449,381       21,878,854
                                                ----------      ----------       ----------
       Operating income (loss).............     14,648,331      (1,052,615)       2,160,396
Interest income - net......................        144,804         434,360          742,059
Other expense..............................              -               -           59,895
Amortization of deferred financing costs...              -               -          173,079
Acquisition expense........................              -               -          429,620
Income (loss) before income taxes               ----------      ----------       ----------
  and extraordinary credit.................     14,793,135        (618,255)       2,239,861
Income tax provision (benefit).............      2,573,000        (234,937)       1,524,891
                                                ----------      ----------       ----------
Income (loss) before extraordinary credit..     12,220,135        (383,318)         714,970
Extraordinary credit - benefit of tax loss      ----------      ----------       ----------
  carryforward.............................              -               -          262,838
                                                ----------      ----------       ----------
  Net income (loss)........................   $ 12,220,135    $   (383,318)    $    977,808
                                                ==========      ==========       ==========
  Net income (loss) per share..............   $       0.45    $      (0.01)
                                                ==========      ==========
Weighted average shares outstanding........     26,884,457      25,609,643
Net income (loss) per share -                   ==========      ==========
  assuming dilution...........                $       0.41    $      (0.01)
Weighted average shares outstanding -           ==========      ==========
  assuming dilution...........                  29,473,751      25,609,643
                                                ==========      ==========


                              See accompanying notes to financial statements

                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                 (UNAUDITED)
                                  ---------
                                                                                       February 2, 1982
                                                         Nine Months ended March 31,   (commencement of
                                                         ---------------------------    operations) to
                                                            1997            1998        March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:                    -----------     -----------   ----------------
 Cash received from customers                          $    412,571    $    394,462    $  11,128,199
 Cash paid to suppliers and employees                    (5,715,815)     (3,754,082)     (30,705,838)
 Interest received                                          144,804         228,479          536,183
 Acquisition expenses paid                                        -               -         (429,620)
 Royalties, research funding, license fees received         305,419         205,000        2,677,987
 Litigation settlement and other receipts                11,948,606       3,002,207       15,137,548
                                                         ----------      ----------       ----------
  Net cash provided by (used in) operating activities     7,095,585          76,066       (1,655,541)
CASH FLOWS FROM INVESTING ACTIVITIES:                    ----------      ----------       ----------
 Collection of note receivable                                    -               -           15,097
 Issuance of note receivable                               (230,000)              -         (230,000)
 Purchase of property and equipment                         (15,554)         (3,926)        (762,472)
                                                         ----------      ----------       ----------
  Net cash (used in) investing activities                  (245,554)         (3,926)        (977,375)
CASH FLOWS FROM FINANCING ACTIVITIES:                    ----------      ----------       ----------
 Proceeds from issuance of capital stock and
  additional contributions                                      354           2,879        9,946,398
 Principal payments on notes payable                              -               -         (870,238)
 Purchase of treasury stock                                       -        (394,650)        (394,650)
                                                         ----------      ----------       ----------
  Net cash provided by financing activities                     354        (391,771)       8,681,510
                                                         ----------      ----------       ----------
  Net change in cash and cash equivalents                 6,850,385        (319,631)       6,048,597
CASH AND CASH EQUIVALENTS, beginning of period              359,600       6,368,228                -
                                                         ----------      ----------       ----------
CASH AND CASH EQUIVALENTS, end of period               $  7,209,985    $  6,048,597    $   6,048,597
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH          ==========      ===========      ==========
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                    $ 12,220,135    $   (383,318)   $     977,808
  Adjustments to reconcile net income (loss) to net
   cash provided used in operating activities:
  Depreciation and amortization                               3,937           5,233          741,005
  Issue of warrants                                               -          65,000           65,000
  Deferred income taxes                                           -        (885,090)               -
  Loss on disposal of property and equipment                      -           4,552            8,531
  Increase in reserve for note receivable                         -               -          230,000
  Amortization of deferred financing costs                        -               -          195,179
  Decrease (increase) in asset
   Accounts receivable                                      (80,557)        (40,680)         (95,989)
   Inventory                                                  1,591             534           (3,744)
   Prepaid expenses                                             500          (8,525)          (9,000)
   Notes and other receivables                           (7,407,581)      2,728,680       (6,536,150)
   Security deposit                                          (1,466)              -          (23,938)
   Intangible assets                                              -               -          (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                  2,359,026        (798,412)       1,233,790
   Other current and non-current liabilities                      -        (611,908)       1,599,072
                                                         ----------      ----------       ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $  7,095,585    $     76,066    $  (1,655,541)
                                                         ==========      ==========       ==========

                                See accompanying notes to financial statements

                       CISTRON BIOTECHNOLOGY, INC.
                       ---------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                 (Unaudited)
                                  ----------

A. BASIS OF PRESENTATION
   ---------------------
   The financial statements for the periods ended March 31, 1998 and 1997 have been prepared without audit and, in the opinion of management, all adjustments (which include only  normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows at March 31, 1998 and 1997 and for the periods then ended have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

B. OTHER INCOME
   ------------
   During the nine-month period ended March 31, 1998 and 1997, the Company received non-refundable research and development funding of $200,000 and
$300,000 respectively, representing cumulatively, the tenth and seventh of 10 consecutive quarterly research and development payments of
$100,000 which another company has agreed to make to Cistron.

   Additionally, net litigation settlement income of $15.2 million was recorded in the nine-month period ended March 31, 1997 representing the amount the Company will receive during the period November 1996 to November 2000 from the $21 million settlement agreement with Immunex
Corporation ("Immunex") and $359,000 from settlement of the PeproTech litigation after deducting amounts to be paid to counsel and the Institutions.


C. INCOME TAXES
   ------------
   At March 31, 1998, the Company had investment and research and development tax credits of $372,000.  Tax benefits of $82,973 and
$234,937 were recorded in the three and nine-month periods ended March
31, 1998 against the net loss incurred.

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

E. CHANGES IN SHAREHOLDERS' EQUITY
   -------------------------------
   During the three-month and nine-month periods ended March 31, 1998, shareholders' equity decreased in the nine-month period due to net losses of $72,038 and $383,318, respectively, and due to the repurchase of approximately 4 million shares of the Corporation's common stock that has been recorded as treasury stock.

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

                                           Three Months Ended             Nine Months Ended
                                               March 31,                       March 31,
                                            1998           1997           1998          1997
                                       --------------------------------------------------------
Earnings per common share:
-------------------------
 Net income (loss) (numerator)         $    (72,038)  $    321,111  $   (383,318)  $ 12,220,135
 Weighted average shares (denominator)   22,983,687     26,884,990     25,609,643    26,884,457
 Income (loss) per share               $          -   $       0.01  $      (0.01)  $       0.45
                                         ==========     ==========     ==========    ==========
Earnings per common share -
---------------------------
assuming dilution:
-----------------
Net income (loss) (numerator)          $    (72,038)  $    321,111  $   (383,318)  $ 12,220,135
Weighted average shares                  22,983,687     26,884,990     25,609,643    26,884,457
Effect of dilutive options                        -      2,598,981              -     2,589,294
                                         ----------     ----------     ----------    ----------
Weighted average shares -
assuming dilution (denominator)          22,983,687     29,483,971     25,609,643    29,473,751

Income (loss) per share                $          -   $       0.01  $       (0.01) $       0.41
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

        Three Months Ended March 31, 1998 and Three Months Ended March 31, 1997
        -----------------------------------------------------------------------

        Sales decreased $21,785 (12.0%) in the quarter ended March 31, 1998 versus the same quarter of the prior year due to reduced sales of bulk cytokine proteins and assay kits offset, in part, by increased sales of bulk cytokine assays. This change in product mix resulted in higher manufacturing material expense. Higher manufacturing salary expense and equipment repairs were incurred in the quarter ended March 31, 1998 versus the prior year.

        During the period ended March 31, 1997 the Company received non-
refundable research and development funding of $100,000 representing the seventh of 10 consecutive quarterly research and development payments of
$100,000 which another company had agreed to make to Cistron.   Cistron also
received $359,000 in litigation settlements in the March 31, 1997 quarter.

        Operating expenses increased $38,973 (11.3%) in the quarter ended
March 31, 1998 versus the same quarter of the prior year. Research and development expenses increased $59,558 (178.8%) in the quarter due to the hiring of additional scientists, funding university research on the use of IL-1 as a vaccine adjuvant, and increased research consulting expenses.

        Administrative and marketing expenses decreased $19,350 (7.5%) due to lower legal expenses and due to not incurring expenses for an office in Washington, D.C. which the Company maintained for a period in the prior year. These reductions were partially offset by increased corporate consulting expenses. Occupancy expenses were essentially unchanged.


        Interest income of $149,177 was comprised of $80,550 earned on the investment of higher cash balances and net interest income recognized on accounts receivable - other and other non-current liabilities to reflect the increase in their present value.

        Nine Months Ended March 31, 1998 and Nine Months Ended March 31, 1997
        ---------------------------------------------------------------------

        Sales decreased $58,235 (12.0%) in the nine-month period ended March
31, 1998 versus the same period of the prior year due to reduced sales of bulk cytokine proteins and cytokine assay kits offset, in part, by increased sales of bulk cytokine assays. This change in product mix resulted in higher manufacturing material expense in the nine month period ended March
31, 1998 offset by lower manufacturing salary expense and lower cost of sales due to the lower sales volume.

        During the nine-month periods ended March 31, 1998 and 1997, respectively, the Company received non-refundable research and development funding of $200,000 and $300,000, respectively, representing the tenth and seventh of 10 consecutive quarterly research and development payments of $100,000 which another company had agreed to make to Cistron. In the nine months ended March 31, 1997, the Company also recorded a net litigation settlement income of $15.2 million.

        Operating expenses increased $345,803 (31.3%) in the nine-month period ended March 31, 1998 versus the same period of the prior year. Research and development expenses increased $380,871 or approximately 5.6 times from the nine months ended March 31, 1997. The increased expense was due to expenditures made on the pre-clinical periodontal disease study, preparations for initiating a clinical trial related to periodontitis, the funding of research in additional IL-1 vaccine adjuvant studies and wound healing and due to the hiring of additional scientists.

        Administrative and marketing expenses decreased $35,864 (4.1%) due to lower legal and consulting expenses and due to not incurring costs for an office in Washington, D.C. which the Company had maintained for a period in the prior year. Partially offsetting the expense reductions were increases in salary, advertising, and insurance expenses. Occupancy expenses were essentially unchanged.

        Interest income of $434,360 was comprised of $228,479 earned on the investment of higher cash balances and $205,881 net interest income was recognized on accounts receivable - other (current and non-current) and other current and non-current liabilities to reflect the increase in their present value.

        The Company had an operating loss of $618,255 in the nine-month period ended March 31, 1998 and expects research expenditures to increase. There can be no assurance that its operations will reach profitability.


Liquidity and Capital Resources
-------------------------------
        At March 31, 1998, the Company had current assets of $9,058,454 including cash and cash equivalents of $6,048,597 and had current liabilities of $799,436.  Cash used in the quarter ended March 31, 1998 was largely to pay the deferred tax liability and for research and other operating expenses.

        Management believes that it will have sufficient assets to fund the Company's current programs through fiscal 1998 and fiscal 1999. Cistron's current research interests include IL-1's role as a potential vaccine adjuvant, its role in wound healing and in IL-1 inhibition.

        In September 1997, the Company engaged the services of BlueStone
Capital Partners, LP to act as Cistron's financial advisor. The initial six-month engagement was renewed for an additional six months. BlueStone Capital
Partners, LP has been assisting the Company in the areas of strategic partnering for certain technologies and other strategic alternatives.


PART II - OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings
        -----------------
        Not applicable.

Item 2.	Changes in Securities
        ---------------------
        a.  Not applicable
        b.  Not applicable
        c.  Not applicable

Item 3.	Defaults upon Senior Securities
        -------------------------------
	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        On January 7, 1998, the shareholders of the Company held their annual meeting in New York, New York.  The holders of 18,875,489 shares of Common Stock were present in person or represented by proxy and, accordingly, a quorum was present and matters were voted upon as follows:

        a. The following persons were elected directors of the Company:


                                      Votes For (1)   Votes Withheld (1)
                                      -------------   ------------------
           Bruce C. Galton              18,782,703        92,786
           Isidore S. Edelman, M.D.     18,781,703        93,786
           Thomas P. Carney, Ph.D.      18,782,703        92,786
           Frank G. Stout               18,783,703        91,786
           Robert W. Naismith, Ph.D.    18,782,703        92,786

        b. The adoption of the Company's 1997 Incentive and Non-
           Incentive Stock Option Plan, under which an aggregate of 1,200,000 shares of Common Stock of the Company will be reserved for issuance upon exercise of options granted thereunder was approved. Votes totaling 18,235,898 were in favor of the plan, 253,480 were against, 88,713 abstained and 297,398 broker non-votes.

        c. The vote to approve an amendment to the Company's
           Certificate of Incorporation authorizing 5,000,000 shares of preferred stock was denied. Shareholders voted as follows:
           11,391,726 in favor, 326,687 against, 77,017 abstained and 7,080,059 broker non-votes.


        d. The ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending
           June 30, 1998 was approved.  The proposal received
           18,833,079 votes in favor, 14,425 against, 14,234 abstained, and zero broker non-votes.


Item 5.	Other Information

		Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

        a. Exhibit.

           10.8c Third Amendment to Lease dated November 1, 1997, between
                 Registrant and Stanley Karcynski

           10.17 1997 Incentive and Non-Incentive Stock Option Plan

           27.   Financial Data Schedule

        b. Reports on Form 8-K.   Not applicable.

                             SIGNATURES
                             ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1998                               CISTRON BIOTECHNOLOGY, INC.
									       (Registrant)

                                                 BRUCE C. GALTON
                                                 -------------------------
                                                 Bruce C. Galton
                                                 Acting Chairman & CEO
                                                 President, Chief Operating
                                                 and Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                  Accounting Officer)
