Form 10-K
period 1998-06-30
CISTRON BIOTECHNOLOGY INC
filed 1998-09-28
CIK 793725

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                            --------------------
                                 FORM 10-K
                            --------------------
            [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended June 30, 1998
                                   OR
            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                        ---------------------------
                        Commission File No. 0-15271
                        ---------------------------
                        CISTRON BIOTECHNOLOGY, INC.
          (Exact name of Registrant as specified in its Charter)

         Delaware                                     22-2487972
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


10 Bloomfield Avenue, Pine Brook, New Jersey           07058
(Address of principal executive offices)             (Zip Code)

             Registrant's telephone number, including area code:
                                973-575-1700

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

         Securities registered pursuant to Section 12 (g) of the Act:
                                 Yes X  No
                                    ---
                      Common Stock, $0.01 par value

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X  No
                                    ---
	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form
10-K or any amendment to this Form 10-K. [X]

	The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the Registrant was $3,901,896 on August 31, 1998 based on the average of the closing bid and asked prices of the Common Stock on such date.

	The aggregate number of Registrant's outstanding shares on August 31, 1998 was 22,983,687 shares of Common Stock, $.01 par value.

                     Documents incorporated by reference:
                                       None
=============================================================================

                                     PART I

Item 1. Business.

General

	Cistron Biotechnology, Inc. ("Cistron" or the "Company") is a development stage, biotechnology company that uses recombinant DNA and immunological techniques to explore certain cytokines that may have therapeutic or diagnostic applications. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. While researching the therapeutic and diagnostic applications of these immune regulators, Cistron manufactures a line of cytokine products that it sells to the research market worldwide. Cistron's current research products are sold to pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research.

	The Company's principal research products consist of Interleukin-1 beta ("IL-1"), a lymphokine which initiates the immune response, monoclonal and polyclonal antibodies to IL-1 ("IL-1 Antibodies"), and an assay kit that measures IL-1 levels (the "IL-1 Assay"). The Company's IL-
1 products are based upon the technology derived from research funded by Cistron on Interleukin-1 beta, the predominant form of IL-1 in humans, at the New England Medical Center Hospitals, Inc., Tufts University,
Massachusetts Institute of Technology and Wellesley College (the
"Institutions"), patents assigned to the Company as part of a litigation settlement and technology and patents developed by the Company. Cistron also manufactures and sells assays which measure tumor necrosis factor-alpha ("TNF"), which is a monokine that acts as a mediator of inflammation, an assay which incorporates both TNF and IL-1 and an assay to measure interleukin converting enzyme ("ICE"). ICE cleaves the IL-1 protein into fragments, which imparts its biologic activity. In addition, the Company distributes in North America and Asia assays that measure another lymphokine, Interleukin-6, which is principally manufactured by another company. See Item 1 - Business - Products.

        Cistron's research products are sold to pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research. For the fiscal year ended June 30, 1998 ("Fiscal 1998"), 69% of Cistron's gross sales were made to three major customers, Genzyme, Merck Frosst, and Athena NeuroSciences. The loss of any of these companies, if a comparable new customer were not found, would have a material adverse effect on the Company's business.

	The Company's ability to develop, produce, and distribute its principal current research and potential therapeutic or diagnostic products is derived from the following licenses: (i) an exclusive license from the Institutions to make, use, sell, and to sublicense to others, products based upon IL-1 under certain patents issued and pending in the
United States and patents pending internationally, patents assigned to the
Company as part of a litigation settlement and technology and patents developed by the Company (collectively, the "IL-1 Patents"), (ii) an exclusive license from Rijksuniversiteit of Limburg (Holland) under which the Company is supplied TNF antibodies, and (iii) a non-exclusive license from another company to develop and sell the ICE assay for research purposes.  The Company also has the following licenses under which no products have been developed to date: (i) a non-exclusive royalty free license from The DuPont Merck Pharmaceutical Company ("DuPont Merck") to
certain IL-1 mutants and related technology under certain patents pending in the U.S. and internationally and (ii) an exclusive license from the
Institutions (part of the same license that relates to IL-1 products) to develop an inhibitor to tissue plasminogen activator, which may have clinical utility in treating some bleeding disorders or inflammatory
conditions.   See Item 1 - Business - Licenses.

	Cistron seeks strategic alliances with corporate or other partners to develop or finance Cistron's development of therapeutic and diagnostic applications of cytokine products. In June 1998, Cistron and Pasteur
Merieux Connaught ("PMC"), a subsidiary of Rhone-Poulenc Group, entered into a letter of intent to fund an IL-1 vaccine adjuvant development program and to make an equity investment in Cistron. The letter of intent is subject to the execution of definitive agreements on or before October
30, 1998 and there can be no assurance that definitive agreements will be executed. See Item 1 - Business - Marketing and Distribution. In May
1993, Cistron granted an exclusive sublicense to Biotech Australia Pty.
Limited ("Biotech"), a jointly owned subsidiary of Hoechst A.G. and Hoecsht Australia Ltd., to make, use and sell plasminogen activator inhibitor ("PAI-2") protein in the U.S. using technology contained in Cistron's PAI-2 DNA patent. Cistron has recently initiated development of a PAI-2 assay, using Biotech's reagents, which, if successfully developed, Cistron would sell to the North American research market. In December
1994, Cistron granted a sublicense to another company for use of IL-1 in its pharmaceutical research program. Cistron and Research and Diagnostic
Systems, Inc. ("R&D Systems") entered into a license and supply agreement in March 1995. Under this agreement, R&D Systems is required to exclusively purchase Cistron's IL-1 protein. Under an April 1995 research and development agreement, R&D Systems funded some of Cistron's research product development in exchange for certain co-marketing rights. Funding under this agreement concluded in the second quarter of Fiscal 1998 and no co-marketing rights were exercised by R&D
Systems.  See Item 1 - Business - Licenses.

	During Fiscal 1997, the Company settled its litigation against Immunex Corporation ("Immunex") and its litigation against PeproTech, Inc.
("PeproTech"). The Immunex settlement will provide aggregate payments to Cistron of $21 million and the PeproTech settlement, a license fee of $718,000. See Item 1 - Business - Patent Protection.

	In September 1997, the Company engaged the services of BlueStone
Capital Partners, LP ("BlueStone") to act as Cistron's financial advisor as to corporate strategic and financial initiatives. The initial engagement was for a period of six months and was renewed for an additional six months upon mutual consent of the parties. That agreement expired in September 1998 and the Company is currently soliciting the engagement of another investment banking firm. The Company paid BlueStone
Capital $90,000 for the initial six-month period and issued warrants to purchase 400,000 shares of the Company's common stock at $.25 per share.
Cistron paid BlueStone $10,000 per month under the renewed agreement (or
$150,000 in the aggregate). The Company would be obligated to make payments including certain percentage fees as well as to issue additional warrants to BlueStone to purchase up to an additional 400,000 shares at $.25 per share should BlueStone assist Cistron in completing a merger, acquisition, joint venture, partnership, license or contract. Cistron will be obligated to issue the additional warrants to purchase 400,000 shares of the Company's common stock at $.25 per share and pay 7% of the equity and research payments ($133,000 in aggregate fees) to BlueStone should the Company execute definitive agreements with PMC as BlueStone assisted Cistron by introducing the parties. Cistron also would be obligated to pay BlueStone 7% of any license fees or milestone payments
PMC may make to Cistron should PMC enter into definitive agreements and exercise its option under such. Robert Naismith, Ph.D., who has been a director of the Company since January 1998, was a Managing Director of BlueStone until April 1998.

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

	Cistron is a biotechnology company that uses recombinant DNA and immunological techniques to explore certain cytokines that may have therapeutic or diagnostic applications and to manufacture a line of cytokine products that it sells to the research market worldwide.
Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. The function of the immune system is to protect the body against infectious agents, including viruses, bacteria, parasites and malignant (cancer) cells. The normal immune system is finely tuned and imbalances may lead to a variety of diseases.

	Two classes of white blood cells, macrophages and monocytes (the surveillance system) and lymphocytes (the antibody producing cells), are primarily responsible for immunity. It is generally believed that the activities of macrophages and lymphocytes are controlled, to a large extent, by a specific group of regulators called lymphokines; the lymphokines, in turn, are released by the class of white blood cells, which constitute the surveillance system. The lymphokines attach to specific sites, called receptors, on the surface of cells that constitute the immune system, and impart their "messages" through these contact points, controlling the growth and maturation of the cells and thereby primes the immune system for response following infection or exposure to noxious agents.

	 An important feature of the immune response is the detection of noxious agents by macrophages and monocytes, which thereupon release IL-1.
The IL-1 then activates a subset of secondary cells, the T-lymphocytes, which have two functions. T-lymphocytes can attack foreign cells and can augment the antibody response of a second type of lymphocytic cell, the B-lymphocyte. The B-lymphocytes secrete antibodies, which, if effective, inactivate the invading bacteria, viruses or other noxious agents. The interplay among macrophages, B-cells and T-cells determines the strength and breadth of the body's response to infection.

	Insufficient production of lymphokines may lead to immune deficiency states. Over-production of lymphokines may promote severe allergies and autoimmune diseases such as rheumatoid arthritis.


	IL-1 Related Products

	The Company's principal research products consist of IL-1 proteins, IL-1 Antibodies, IL-1 Assays and the ICE assay and are sold principally to university or commercial research groups that use such products in connection with their own immunological research and development or for resale to the research market. The sale of IL-1 products accounted for approximately 65% of Cistron's gross sales for Fiscal 1998 (which included sales of TNF/IL-1 assays). See Item 7 - Management's Discussion and
Analysis of Financial Condition and Results of Operations.

	The Company had attempted to develop additional products, which might have adapted the IL-1 Assay for certain diagnostic purposes. See Item 1 -
Business - Product Development.

	Tumor Necrosis Factor-alpha

	Since June 1989, the Company has been manufacturing and selling a TNF assay through the same distribution network, except for Europe, as used
for sales of its IL-1 product line.   The sale of TNF assays and TNF/IL-1
assays accounted for approximately 35% of gross sales for Fiscal 1998. See
Item 7-Management's Discussion and Analysis of Financial Condition and
Results of Operations.  TNF, like IL-1, is a cytokine in the immune system.  TNF is a mediator of inflammation and may also play a role in the destruction of cancer cells.  The assay was developed under a license from
Rijksuniversiteit of Limburg, a Dutch university, which developed certain antibodies used in this product.  See Item 1 - Business - Licenses.

	Other Products

	The Company distributes another lymphokine assay, which measures
Interleukin-6 ("IL-6") to the North American, and Asian research markets.
This product, however, is substantially manufactured by another company, and accounted for minimal gross sales in Fiscal 1998.

Product Development

	In Fiscal 1996, Fiscal 1997, and Fiscal 1998 the Company incurred research and development expenses of approximately $111,500, $177,500, and $547,500 respectively, which amounts do not include project expenses incurred by the manufacturing group, included under cost of sales.

	Cistron's product development strategy with respect to its present line of research products has been to contact university or commercial research groups that have achieved results in the identification and production of cytokines and for antibodies to those proteins and to fund short-term, highly focused developmental research aimed at providing the Company with protein and antibody supply. Once a supply level is obtained, the Company's in-house scientists screen the materials and then develop assays for sale to the research market.

	Cistron has attempted to broaden its development strategy to include development of cytokine-based therapeutic and diagnostic products for sale to the therapeutic and diagnostic markets. The Company is seeking corporate partners to develop, or to finance Cistron's development of, cytokine-based therapeutic and diagnostic products.

	Cancer Therapeutics

	Tests on animals and isolated cancer cell preparations have indicated that IL-1 has potential utility as an anti-cancer agent and that it may also serve as an adjunct for use in combination with other cancer therapeutics to kill cancer cells. In furtherance of the Company's broader development strategy, Cistron, in March 1992, entered into a license agreement with Genetic Therapy, Inc. ("GTI") under which Cistron granted GTI an exclusive, worldwide sublicense under the IL-1 Patents to make, use and sell genetic therapy products incorporating IL-1 for the prevention or treatment of cancer in humans. No products were developed for testing in clinical trials under this license and it was terminated in Fiscal 1998. In May 1993, Cistron granted a license to the PAI-2 Patents to Biotech to make, use and sell PAI-2 protein. PAI-2 is a protein synthesized by white blood cells, which act to inhibit plasmin, an enzyme, which dissolves blood clots, but also promotes tumor metastasis. Thus it is felt that PAI-2 could be useful in treating cancer. For a discussion of the Company's marketing strategy for products to be developed under the license agreements. See Item 1 - Business - Marketing and Distribution below.

	Vaccine Adjuvants

	The Company contracted another company to test the adjuvant
(boosting) effect of IL-1 with an existing influenza vaccine. A two-month study in rats was conducted. In this study, rats which received the vaccine encapsulated with IL-1 had an antibody titer in excess of 10 fold higher than rats receiving the vaccine without IL-1. The higher antibody titer indicates a greater immune response to the vaccine, which provides a stronger defense to the illness. There were no signs of IL-1 toxicity.
In Fiscal 1998, the Company continued the use of IL-1 as an adjuvant in influenza studies. A ferret model system was employed and while IL-1 showed some positive effects, the activity of human IL-1 in ferrets was sub-optimal. Further studies will be carried out only in animals that are known to have a high response to human IL-1.

        The Company has also funded research at two universities in which IL-
1 was tested in animals with experimental cancer vaccines being developed at those universities. In Fiscal 1998, the Company contracted two outside researchers to incorporate IL-1 as an adjuvant in melanoma model systems.
Researcher 1 used IL-1 as an adjuvant in a study employing an anti-Id
(antibody that acts like an antigen) melanoma vaccine.  The IL-1 and anti-
Id vaccine were given to mice with and without encapsulation into liposomes. Results showed a modest dose related increase in B and T cell response in the group using IL-1 as an adjuvant over the control groups. Researcher 2, in a second melanoma study, used IL-1 as an adjuvant with shed antigens from melanoma cells. No reliable data were generated. The Company will not repeat the experiment, but will investigate other vaccine models to determine IL-1's adjuvanticity.

	IL-1 Measurement

	Elevated levels of IL-1 have been associated with rheumatoid arthritis, periodontal disease and other autoimmune diseases. The IL-1
Assay was planned to be adapted as a diagnostic product for the detection of periodontal disease, a condition that affects more than 75% of the adult population over the age of 35 in the United States. In October
1991, Cistron received a Phase I research grant from the SBIR Program to initiate development of such a product (the "Periodontal Assay"), adapting
Cistron's IL-1 Assay for in-office use by dentists and periodontists to detect and monitor periodontal disease. A 132-patient study, which was funded under the grant, was completed in August 1992 and was conducted by Cistron and the University of Medicine and Dentistry of New Jersey. Under its April 1995 research and development agreement with Cistron, R&D
Systems funded additional periodontal studies and assay development conducted by Cistron. To this end, Cistron entered into a one-year sponsored research agreement with a dental school in August 1995. Patient enrollment in this study was not completed before January 1996 and therefore, the completion date of this agreement was extended, informally, without additional funding from the Company.

        Based on the preclinical studies that the Company has performed as well as independent research results reported in scientific literature by others, the Company believes that IL-1 measurement will be a valuable tool in the diagnosis and monitoring of periodontal disease. To advance this, the Company had undertaken to design a clinical trial protocol. Prior to initiation of the clinical trial, the Company received and analyzed the results of the preclinical, longitudinal study initiated in August 1995.
Those results did not provide a strong correlation of IL-1 levels to the disease/health states of specific tooth sites. Rather, IL-1 levels seemed to rise generally. In the absence of compelling data, management determined not to go forward with the anticipated clinical trial that would have required significant funds.

        The addition of the IL-1 precursor and ICE ELISA is expected to provide researchers with a more comprehensive view of IL-1 synthesis. The
Company filed a U.S. patent application with respect to its IL-1 Assay in May 1987 and in December 1995, U.S. Patent No. 5,474,899 and in August
1998, U.S. Patent No. 5,789,185 were issued.

	Inhibitors of the Immune Response

	Recombinant DNA technology enables the Company to produce human IL-1 in large quantities and to conduct research on modifying the molecule in such a way as to act as a reversible, non-toxic inhibitor of the immune response. Research sponsored by the Company has led to the discovery of a molecule which, in preliminary experiments, was shown to have the same ability to bind receptor sites as natural IL-1, but with greatly diminished IL-1 activity. Theoretically, such a molecule would compete with natural IL-1 for binding sites and would, therefore, reduce the effects of the resulting IL-1 biologic response. Significant further research will be needed to discover if this molecule will have any clinical utility as an immune response inhibitor or as a potential vaccine adjuvant. The Company is seeking a partner to develop this technology and after obtaining the necessary regulatory approvals, to market the resulting products.


	Inhibitors of the immune response have potential application in the treatment of arthritis, periodontal disease, other autoimmune diseases, severe allergies, septic shock and bleeding disorders although the Company has not yet developed the related products.

	Arthritis and Periodontal Disease. As overproduction of IL-1 promotes the bone demineralization, cartilage degradation and joint inflammation associated with rheumatoid arthritis and loss of attachment of the teeth to the jaw in periodontal disease, compounds that inhibit IL-1 may be useful in the treatment of these diseases. The therapeutic agents currently available for treatment of these diseases may have serious side effects that may limit their utility.

        The Company has initiated research into the inhibition of IL-1 using currently available antibiotics and non-antibiotic derivatives. The
Company in conjunction with a university to determine if it could inhibit the production of IL-1 initiated a study utilizing doxycycline in Fiscal
1998. The results showed a significant decrease in IL-1 production caused by doxycycline. This may be useful in some disease states where IL-1 is being overly produced. Further studies are being considered.

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

	Wound Healing. Cistron funded a preclinical animal study at a university to determine if IL-1 has an effect in wound healing. This was a small-scale project in which rats with surgical wounds were treated with liposomes or IL-1 encapsulated within the liposomes. Wounds that received the IL-1 showed accelerated levels of healing as compared to wounds receiving the liposomes alone. The Company has begun planning additional wound healing animal studies that will be conducted during Fiscal 1999.

	Additionally, Biotech has conducted a preliminary safety study using
PAI-2 to treat leg ulcers and has initiated a 120 patient clinical trial on patients with leg ulcers. This trial is being co-funded by the Australian government.

	Treatment of Immune Deficiency States

	Insufficient production of cytokines may prove to be involved in some immune deficiency states. Such conditions can occur at birth, be induced following viral infection or be induced as a side effect of treatment for a primary clinical condition. The Company believes that administration of IL-1 may be effective in treating some immune deficiency states, but has not commenced any research in this area.

Marketing and Distribution

        The Company does not have a marketing department; its marketing effort consists of direct mail and trade journal advertising to the research market, the creation of a website (www.cistronbio.com) to advertise on the Internet, and personal solicitation of potential marketing partners. Cistron also uses distributors in the United Kingdom, Europe, and Japan to sell the current product line outside of North
America.


	In June 1993, Cistron and Genzyme entered into a sponsored research and supply agreement under which Genzyme co-marketed certain of Cistron's current research products, under Genzyme's label, and received co-marketing rights to new IL-1 based research products which might have been developed by Cistron under funding from Genzyme. No such products were developed to the state of marketing readiness under this agreement. In
July 1996, Cistron and Genzyme entered into a two-year Supply Agreement to continue that portion of the 1993 agreement. On June 30, 1998, Genzyme gave notice of its intention not to renew the Supply Agreement with Cistron. In July 1998, Genzyme sold its research products business to R&D
Systems. In March 1995, Cistron entered into a license and supply agreement with R&D Systems under which R&D Systems is obligated to purchase Cistron's IL-1 protein and may purchase certain IL-1 assay components for resale, under R&D System's label, to the research market.
R&D Systems has not commenced sales of assays using Cistron's components and is not obligated to do so. Under the April 1995 research and development agreement, R&D Systems may have had exclusive co-marketing rights to additional cytokine research products and to the IL-1 periodontal assay that Cistron sought to develop with funding by R&D
Systems.  The funding concluded in the second quarter of Fiscal 1998.

        The Company's strategy has been to avoid costly selling and marketing expenses, and to concentrate its resources on research and product development, and it is anticipated that the Company's clinical and therapeutic products, if developed, will be distributed through pharmaceutical and diagnostic companies under licensing or joint venture arrangements. In May 1993 Cistron entered into the Biotech agreement under which Cistron will receive royalties on the net sales of therapeutic
PAI-2 products sold by Biotech or its affiliates in the U.S. Cistron obtained a cross license from Biotech for development of PAI-2 diagnostic products. Cistron has been advised by Biotech that it opened an Australian manufacturing facility in October 1994, has conducted anti-inflammatory animal studies, completed a Phase I human wound healing clinical trial in Australia and is planning Phase II trial.

	On June 30, 1998, Cistron and PMC, the world's largest vaccine manufacturer, entered into a letter of intent for an option and license agreement pertaining to the use of IL-1 as a vaccine adjuvant in the fields of preventive and therapeutic vaccines. Under the terms of the letter of intent, which is subject to execution of definitive agreements on or before October 30, 1998, PMC intends to purchase 1.3 million shares of Cistron's common stock at $.75 per share and Cistron intends to grant
PMC a three year warrant to purchase a number of additional shares (which amount will be mutually agreed upon) such that if the warrant is exercised, the weighted average price per share when combined with the shares purchased at $.75 each, would be above Cistron's $.48 per share book value at March 31, 1998. Additionally, PMC intends to fund $900,000 of research for IL-1 adjuvant related projects and, PMC intends to independently perform preclinical work during the three-year option period. The letter of intent also sets out license and milestone payments, based on advancement of products through clinical trials and regulatory approvals, which could entitle Cistron to receive an aggregate
$31 million. Should PMC market products using IL-1 as an adjuvant, Cistron would also receive royalties. There can be no assurance that the parties will enter into definitive agreements or if definitive agreements are entered into that they will contain the terms and conditions set forth above or that product devlopment milestones will be achieved.

Licenses

	Cistron has an exclusive, worldwide license from the Institutions to make, use and sell, and to sublicense to others, products adapting the
IL-1 Patents and to make, use and sell products incorporating related technology.  The Company was granted this license in return for funding the research and development resulting in the issuance to the Institutions
of the IL-1 Patents.   The term of such license is the life of the IL-1
Patents, with respect to the patents, and October 1, 2000, in the case of the related technology, in each case excluding any time required for pre-
market clearance that may be required by a U.S. regulatory agency.  The
Company pays a royalty on IL-1 sales to the Institutions.  If the Company enters into a joint venture with another company to commercialize IL-1, the Company must pay a royalty to the Institutions on sales to the joint venture partner and royalties received from such partner.  If the Company enters into sublicense arrangements with other companies that are not joint ventures, the Company must pay a royalty of 50% of royalties received from the sublicensee.  Cistron has been involved in litigation and a patent regulatory proceeding in order to protect its rights to the
IL-1 Patents from infringement.  See Item 1 - The Company - Patent
Protection.

	Cistron's ability to manufacture the TNF assays and TNF/IL-1 assays is derived from its exclusive, worldwide license from Rijksuniversiteit of Limburg (Holland), under which the university supplied Cistron with TNF antibodies owned by the university. The Company pays this university a royalty on sales of such products. The Company, at its sole discretion, may expand its rights to use these antibodies in clinical diagnostic kits upon the payment of a fee to Rijksuniversiteit of Limburg. The license expires in September 1998 and the Company is seeking to extend it.


	The Company's license from the Institutions also includes an exclusive license to certain issued U.S. patents and associated technology relating to PAI-2 which may have clinical utility in treating cancer and some bleeding disorders. The Company entered into the Biotech Agreement in May 1993. Cistron is continuing its efforts to develop a PAI-2 assay, using Biotech's reagents, which, if successfully developed, Cistron would sell to the North American research market. See Item 1 - Business -
Product Development - Inhibitors of the Immune Response - Bleeding
Disorders.

	In March 1996, the Company entered into a non-exclusive license with another company under which the Company used that company's reagents to develop an assay to measure ICE which the Company sells to the research market worldwide and on which royalties are paid, based on sales, to the licensor.

	The Company currently sublicenses patents and related technology to others under the Biotech, and R&D Systems license agreements. See Item 1
- Business - Marketing and Distribution.

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

        In January 1996, the Patent Office granted U.S. patent No. 5,484,887
(the '887 patent) owned by Immunex. The '887 patent includes claims to purified, mature human IL-1 protein (claims 8-12). In March 1996, a request for reexamination of the '887 patent was filed in the Patent
Office. An order granting the request for reexamination of the '887 patent was issued by the Patent Office in May 1996. These patent claims are the subject of an ongoing reexamination proceeding at the U.S. Patent and Trademark Office (PTO), which presently rejects certain claims over scientific literature principally representing prior art considered by the PTO previously, during primary examination. Cistron is seeking to have the rejection withdrawn or overruled on the merits. Cistron also has petitioned to terminate the reexamination as improper, because the PTO relies on prior art invoked during primary examination, contravening what
Cistron deems controlling legal precedent. However, as part of settlement of the Company's litigation against Immunex, this patent has been assigned to Cistron.


        On September 28, 1993, the Company filed suit in the U.S. District
Court, District of New Jersey, against Immunex Corporation alleging misappropriation of trade secrets related to IL-1 and seeking damages therefor.

        In November 1996, Cistron and Immunex agreed to settle all Cistron's claims against Immunex and two former Immunex officers. Under the terms of settlement, Immunex agreed to pay Cistron an aggregate of $21 million
($11 million November 1996, $3 million per year in November 1997, 1998, and 1999, and $1 million in November 2000) and to assign certain IL-1 patents to Cistron. As of the date of this report, Immunex had paid
Cistron the installments due in November 1996 and 1997.

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

	The manufacture and marketing of in-vitro diagnostic products requires compliance with regulations, which, generally, are less difficult to comply with then those covering pharmaceuticals. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) application. Such application must contain information which establishes that the product in question is "substantially equivalent" to similar diagnostic products already in general use. The FDA has 90 days within which to respond to such application. Failure to obtain acceptance under the 510(k) application process would require an approval process involving lengthy and detailed laboratory and clinical testing, other costly and time-consuming procedures and extensive delays.

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


	Several companies have introduced IL-1 products to the research market in competition to those of the Company. The Company has notified others engaged in IL-1 products of the Company's license to IL-1 patents.

Manufacturing

	Although the Company's present manufacturing capacity is limited, it produces substantially all the products it is selling to the research market.

Employees

	The Company has six full-time employees, consisting of its Chairman, its Vice President of Operations and Product Development, an
Administrative Assistant, the Research Manager and two other scientists.
The Company also employs a part-time manufacturing worker. None of the Company's employees are represented by a union or are covered by a collective bargaining agreement. All employees of the Company have entered into agreements under which they are required to keep all information with regard to the business of the Company confidential and to assign to the Company any inventions relating to the Company's business made by them while in the Company's employment. The Company believes its relations with its employees are excellent.

Item 2. Properties.

	The Company leases approximately 12,500 square feet of combined laboratory and office space at 10 Bloomfield Avenue, Pine Brook, New
Jersey at a base annual rental of approximately $126,000 (subject to increases based on the Consumer Price Index) plus utilities and taxes.
The current lease agreement, as amended, is in effect through October
2002. The facility contains tissue culture, immunology, protein biochemistry, molecular biology and product development laboratories, all of which the Company believes are adequate for their present and anticipated future use.

	The Company owns all equipment required for its current operations;
such equipment is in satisfactory condition.

Item 3. Legal Proceedings.

	See Item 1 - Business - Patent Protection.

	On August 1, 1997, the Company filed suit in the circuit Court of Fairfax County (Virginia) against Rebuild, L.L.C. ("Rebuild") and against
Henry Grausz, M.D., Cistron's former chairman, to collect $230,000 (plus interest and attorney's fees) loaned to Rebuild under a short-term note, originally due May 15, 1997. The loan was personally and unconditionally guaranteed by Dr. Grausz who is a member of Rebuild. On October 10, 1997, judgment was entered in favor of the Company in the Circuit Court of Fairfax County (Virginia) against Rebuild, LLC and Henry Grausz. The judgment was for $230,000 loan principal plus interest and attorneys' fees. In December 1997, Dr. Grausz filed a petition under Chapter 11 of the Federal Bankruptcy Code. The Company is an unsecured creditor as to the judgment against Dr. Grausz entered in favor of the Company in October
1997. As of the date of this report, Dr. Grausz had not filed a reorganization plan.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.


                                     PART II

Item 5. Market for the Registrant's Securities and Related Stockholder
        Matters.

	The Company's Common Stock, par value $.01 per share (the "Common
Stock") is traded in the over-the-counter market through the National
Association of Securities Dealers' Non-NASDAQ OTC Electronic Bulletin
Board under the symbol "CIST". The following table sets forth the high and low closing bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., for each calendar quarter during the period from July 1, 1996. The prices reflect inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year 1997                                    High         Low
----------------                                   -----        -----
First Quarter  (July 1996 - Sept. 1996).........   $ .44   	$ .25
Second Quarter (Oct. 1996 - Dec. 1996)..........     .43          .26
Third Quarter  (Jan. 1997 - March 1997).........     .35          .23
Fourth Quarter (April 1997 - June 1997).........     .28          .19

Fiscal Year 1998                                    High         Low
----------------                                   -----        -----
First Quarter  (July 1997 - Sept. 1997).........   $ .30        $ .23
Second Quarter (Oct. 1997 - Dec. 1997)..........     .29          .17
Third Quarter  (Jan. 1998 - March 1998).........     .26          .16
Fourth Quarter (April 1998 - June 1998).........     .18          .16

Fiscal Year 1999
----------------
First Quarter (through August 31, 1998).........   $ .42        $ .24

	On August 31, 1998, the closing bid and asked prices for the Common
Stock were $.24 and $.28

	On August 31, 1998, there were approximately 735 holders of the Common Stock, excluding beneficial holders registered in nominee or street name.

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


 Summary of Operations:
                                                 ----------------------------------------------------------------------
                                                      1994           1995          1996           1997          1998
                                                 ------------   ------------  ------------   ------------   -----------
 Statement of Operations:
  Sales........................................ $    874,627   $    649,949  $    562,161   $    620,180   $   555,205
 Cost of Sales.................................      359,177        341,041       320,429        320,749       309,678
                                                  ----------     ----------    ----------     ----------     ---------
 Gross Profits.................................      515,450        308,908       241,732        299,431       245,527

 Other Income:
  Litigation settlement, net...................            -              -             -     14,684,206             -
  License fee and funded research..............        5,000        985,000       405,000        405,419       205,000
 Expenses:
  Research and development.....................       63,992         62,372       111,515        177,663       547,565
  Administrative & marketing...................      546,968        768,101     1,473,523      1,394,377     1,045,820
  Occupancy....................................      184,250        187,024       194,779        210,516       198,515
                                                  ----------     ----------    ----------     ----------     ---------
 Total expenses................................      795,210      1,017,497     1,779,817      1,782,556     1,791,900
                                                  ----------     ----------    ----------     ----------     ---------
 Operating income (loss).......................     (274,760)       276,411    (1,133,085)    13,606,500    (1,341,373)
  Interest income..............................          908          8,565        26,919        230,744       572,865
                                                  ----------     ----------    ----------     ----------     ---------
 Net income (loss) before income taxes.........     (273,852)       284,976    (1,106,166)    13,837,244      (768,508)
 Income taxes..................................            -          5,700             -      1,491,290      (292,029)
                                                  ----------     ----------    ----------     ----------     ---------
 Net income (loss)                              $   (273,852)  $    279,276  $ (1,106,166)  $ 12,345,954  $   (476,479)
                                                  ==========     ==========    ==========     ==========     =========
 Per Share:
  Net income (loss) - basic.................... $      (0.01)  $       0.01  $      (0.04)  $       0.42  $      (0.02)
  Net income (loss) - diluted.................. $      (0.01)  $       0.01  $      (0.04)  $       0.40  $      (0.02)

 Weighted average number of shares - basic.....   26,882,990     27,522,928    26,882,990     29,054,308    24,955,077
 Weighted average number of shares - diluted...   26,882,990     28,162,207    26,882,990     31,227,049    24,955,077


 Balance Sheet Data (at end of period):
                                                 ---------------------------------------------------------------------
                                                      1994           1995          1996           1997          1998
                                                 -----------   ------------  ------------   ------------   -----------

 Cash and equivalents.......................... $    154,270   $    891,152  $    359,600   $  6,368,228  $  5,832,031
 Current assets................................      319,031      1,050,928       601,986      9,428,290     9,207,222
 Property and equipment (1)....................       31,023         10,564         6,006         31,284        26,218
 Total assets..................................      407,161      1,115,949       659,799     15,757,861    12,999,481
 Total liabilities.............................      180,873        610,384     1,260,400      4,012,154     2,057,024
 Shareholders' equity (deficiency) (2).........      226,288        505,565      (600,601)    11,745,707    10,942,457
 Working capital ..............................      138,158        708,642        89,224      7,807,206     8,052,372

 ------------------------------

 (1) Net of depreciation.
 (2) Net of deficit accumulated during development stage.


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

Results of Operations

        The Company sells its products to the research market and have not generated significant revenues therefrom. None of its products have been submitted to or received approval from the Food and Drug Administration for the sale of such products to the diagnostic or therapeutic markets.

        The Company believes it is a development stage enterprise because planned principal operations has not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies.
This requires the approval of the Company's products by the Food and Drug
Administration ("FDA"). At June 30, 1998, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise. Specifically, the Company has expended funds relating to the dental assay and vaccine adjuvant programs. With respect to financial planning, in late 1997, the Company engaged the services of BlueStone Capital Partners, LP ("Bluestone") to act as Cistron's financial advisor as to corporate strategic and financial initiatives. Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial
Accounting Standards No.7, the Company believes that it continues to be in the development stage.

Fiscal 1998 and Fiscal 1997 (Year Ended June 30, 1997)

        Sales decreased $64,975 (10.5%) in Fiscal 1998 as the result of lower sales of bulk cytokine proteins and individual cytokine assay units, offset, in part, by sales of bulk cytokine assays. Worldwide competition continues to exert downward pressure on sales prices. In Fiscal 1998, three customers accounted for approximately 69% of Fiscal 1998 sales and in Fiscal 1997 four customers accounted for approximately 65% of sales.
After the close of Fiscal 1998, one customer that accounted for approximately 24% of 1998 sales and 28% of 1997 sales announced that it had sold its research products business to another company engaged in research products sales. Loss of this customer, if a comparable new customer is not found, or if the acquiring company (a company which is a protein customer of Cistron's) does not maintain the purchasing volume of the lost customer, could have a material adverse effect on the Company's research product sales. Domestic sales accounted for approximately 67% of the Company's 1998 sales and 82% of 1997 sales while exports accounted for approximately 33% of 1998 sales and 18% of 1997 sales.

	Cost of sales decreased $11,071 (3.5%) due to the lower sales volume and due to lower manufacturing salary expense, offset, in part, by higher manufacturing material expense. The gross profit margin decreased to 44% in Fiscal 1998 from 48% in Fiscal 1997.

	In Fiscal 1998, the Company received $200,000 of funded research and development fees which concluded the funding pursuant to the Research and Development Agreement between the Company and R&D Systems, under which R&D
Systems was obligated to make 10 quarterly payments of $100,000 each to the Company. During Fiscal 1997, the Company received $400,000 under this agreement. The Company in its sole discretion may determine the timing and amount of research and development expenditures from the ten, $100,000 quarterly funded research payments it received from R&D Systems. The
Company has no obligation to repay any of the funds, whether or not such funds are expended by the Company. The Company settled litigation against Immunex and PeproTech during Fiscal 1997 which resulted in an aggregate
$14.3 million being recorded as other income, net of amounts owed to counsel and the Institutions, and discounted to reflect the current value of amounts to be received in fiscal years 1998, 1999, 2000 and 2001.


	Operating expenses increased $9,344 (0.5%) in Fiscal 1998 from the prior year. Research expenses increased $369,902 (208.2%) due to increased external research funding and consulting expenses regarding the dental assay, vaccine adjuvent and other research programs.  Research salary expense also increased compared to the prior year due to the hiring of an additional scientist.  Administrative and marketing expenses decreased
$348,557 (25.0%) as a result of lower legal expenses due to the settlement of litigation in Fiscal 1997, offset, in part, by higher increased
insurance, travel and salary expenses.   In addition, a reserve was
recorded in Fiscal 1997 for uncollectibility of a note receivable.
Occupancy expenses decreased $12,001 (5.7%) due to the closing of an office temporarily leased during Fiscal 1997.

        Interest income increased $342,121 due to the investment of cash balances and net interest income of $274,524 recognized on accounts receivable-other and accounts payable-other and other non-current liabilities to reflect the increase in their present value.

	Fiscal 1997 and Fiscal 1996 (Year Ended June 30, 1996)

        Sales increased $58,019 (10.3%) in Fiscal 1997 as the result of increased bulk cytokine protein sales, offset, in part, by lower sales of bulk cytokine assays. Worldwide competition continues to exert downward pressure on sales prices. In Fiscal 1997, four customers accounted for approximately 65% of sales. In Fiscal 1996, two of these four customers accounted for approximately 41% of 1996 sales. Loss of any of these customers, if a comparable new customer is not found, would have a material adverse effect on the Company's sales. Domestic sales accounted for approximately 82% of the Company's 1997 sales and 75% of 1996 sales while exports accounted for approximately 18% of 1997 sales and 25% of 1996 sales.

	Cost of sales remained essentially unchanged, despite the increase in sales as a result of higher sales of bulk protein products which have lower material costs, offset by higher manufacturing salaries and use of temporary personnel. The gross profit margin increased to 48% in Fiscal
1997 from 43% in Fiscal 1996.

	In both Fiscal 1997 and 1996, the Company received $400,000 of funded research and development fees, R&D pursuant to the Research and Development Agreement between the Company and R&D Systems under which R&D
Systems is obligated to pay the Company $200,000 in Fiscal 1998.  During
Fiscal 1997, the Company settled litigation against Immunex and PeproTech which resulted in an aggregate $14.7 million being recorded as other income, net of amounts owed to counsel and the Institutions, and discounted to reflect the current value of amounts to be received in fiscal years 1998, 1999, 2000 and 2001.

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

        The Company recorded taxes of $1.5 million in Fiscal 1997 of which $885,000 was deferred for payment in subsequent years.

Liquidity and Capital Resources

        At June 30, 1998, the Company had current assets of $9,207,222, including cash of $5,832,031. The Company made an operating profit in Fiscal 1997, but incurred a loss in Fiscal 1998. There can be no assurance that operations will return to profitability. Fiscal 1997's profit was largely due to favorable litigation settlements.

        There were no capital expenditure commitments outstanding at June 30, 1998.

        Under the terms of the settlement agreement with Immunex, the Company received $11 million in Fiscal 1997 and $3 million in Fiscal 1998 and will receive $3 million per year in each of Fiscal years 1999 and 2000 and $1 million in Fiscal 2001. From this aggregate $21 million settlement, the Company is obligated to make payments to counsel and the Institutions, resulting in net (pre-tax) proceeds of approximately $14.3 million to the Company. Management intends to use these funds to add staff and to support research programs through Fiscal 1999 and beyond.


        In September 1997, the Company engaged the services of BlueStone
Capital Partners, LP to act as Cistron's financial advisor as to corporate strategic and financial initiatives. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. The Company's agreement with BlueStone was not renewed at its expiration in September 1998. Cistron has solicited proposals from other firms to provide such services.

        As a result of these discussions, on June 30, 1998, Cistron and PMC, the world's largest vaccine manufacturer, entered into a letter of intent for an option and license agreement pertaining to the use of IL-1 as a vaccine adjuvant in the fields of preventive and therapeutic vaccines.
Under the terms of the letter of intent, which is subject to execution of definitive agreements on or before October 30, 1998, PMC intends to purchase 1.3 million shares of Cistron's common stock at $.75 per share and Cistron intends to grant PMC a three year warrant to purchase a number of additional shares (which amount will be mutually agreed upon) such that if the warrant is exercised, the weighted average price per share when combined with the shares purchased at $.75 each, would be above Cistron's
$.48 per share book value at March 31, 1998. Additionally, PMC intends to fund $900,000 of research for IL-1 adjuvant related projects and, PMC intends to independently perform preclinical work during the three-year option period. The letter of intent also sets out license and milestone payments, based on advancement of products through clinical trials and regulatory approvals, which could entitle Cistron to receive an aggregate
$31 million. Should PMC market products using IL-1 as an adjuvant, Cistron would also receive royalties. There can be no assurance that the parties will enter into definitive agreements or if definitive agreements are entered into that they will contain the terms and conditions set forth above or that product development milestones will e achieved.

        Management believes the Company will have sufficient funds to support its current programs through Fiscal 1999 and beyond.

Impact of Inflation

	For the Company's three most recent fiscal years, inflation and changing prices have had no material impact on the Company's sales, revenues or income from continuing operations.

Year 2000

	The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches.

	The Company's accounting systems are primarily manual in nature, however, the Company does utilize a PC based software package for certain applications. In the event this software should become non-operational, the Company would have the ability to record all transactions on a manual basis due to the small number of transactions processed.

	The Company has not yet determined the impact of the Year 2000 on its customers and suppliers, nor has the Company developed a contingency plan in the event its customers or suppliers are unable to conduct business as a result of the Year 2000. However, management does not believe there will be any material impact on the Company or its operations.

Item 8. Financial Statements and Supplementary Data.

        The response to this Item is submitted in a separate section of this Report on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.


                                     PART III

Item 10.  Directors and Executive Officers of the Registrant.

	The following table sets forth each current Director and executive officer of the Company, together with his age and office held:

Name                              Age                    Office
----                              ---                    ------
Bruce C. Galton                   46                 Chairman and CEO,
                                                     Chief Financial  Officer,
                                                     Treasurer and Director

Richard S. Dondero                48                 Vice President of
                                                     Operations and
                                                     Product  Development

Thomas P. Carney, Ph.D.           83                 Director

Robert W. Naismith, Ph.D.         53                 Director

Franklin J. Iris                  68                 Director

Frank G. Stout                    49                 Director



	Bruce C. Galton has been Chairman and CEO since July 1998 and was
President, Chief Operating and Financial Officer and a director since
November 1988.  Prior to November 1988, Mr. Galton was Vice President and
Chief Financial Officer, Secretary and Treasurer of the Company since
January 1985.  From 1977 to 1984, Mr. Galton was employed in various capacities by Becton Dickinson & Co.  Mr. Galton was Manager of Cost and
Budgets at Becton's    B-D Immunodiagnostics division from August 1983 to
December 1984 and Financial Manager of its Becton, Dickinson Laboratory
Systems Division from May 1981 to August 1983.  He holds a B.S. from the
University of Virginia and an MBA from Fairleigh Dickinson University.

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

        Robert W. Naismith, Ph.D. was elected a director in January 1998.
Since July 1998, Dr. Naismith has been Chairman and CEO of Genome
Securities, Inc. an investment banking firm focused on healthcare and the life sciences industry. From October 1996 to April 1998, he was Managing
Director of Healthcare at BlueStone Capital Partners, L.P. Dr. Naismith serves as a director or trustee of several private and public companies and was a co-founder and held senior management positions in private and public companies during his over two decades in the biotech/pharmaceutical/ medical device industry. Organizations for which Dr. Naismith serves as a director or trustee are Penn Security Bank and Trust Company, Marion
Nichols Corporation, Pennsylvania Regional Tissue Bank, International
Institute for the Advancement of Medicine, and the William Harvey Research
Foundation. He holds a Ph.D. in Genetics and maintains academic appointments at three universities.

        Franklin J. Iris was appointed as a director in July 1998. Mr. Iris has over 25 years of experience as an executive and consultant in the health care industry. He is founder (1985) and principal of Iris &
Associates, an investment consulting and acquisition services firm. He also serves as a director of several health care companies, including
Photon Technology, Cytec Corporation, Serex, Inc. and Enzymatics.  Mr.
Iris was previously president of the Laboratory Group and a corporate vice president with Becton Dickinson and Company.


        All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified.
Officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors and subject to rights, if any, under contracts of employment.  As part of the Company's
Chapter 11 settlement agreement, the Institutions have the right to designate one individual nominated by management to the Board of
Directors.  If Cistron is consolidated or merged or acquired by a third party whose primary products and/or interest is in areas other than IL-1, its variants, derivatives or applications, Cistron will no longer be obligated to appoint such a representative and the representative of the
Institutions then acting as a Director of Cistron will resign.  Currently,
Mr. Frank G. Stout is the Institutions' designee on the Board.  Under its agreement with the Company, BlueStone had the right to nominate Dr.
Naismith to the Company's Board of Directors after the initial six-month engagement period providing that the agreement continued in effect.  Dr.
Naismith was nominated and, at the stockholders meeting in January 1998 was elected a director.
                        ___________________________________

Item 11. Executive Compensation

         The following table sets forth a summary of the compensation earned in each of the last three fiscal years by each Chief Executive Officer and by the only other executive officer whose cash compensation during such year exceeded $100,000 in fiscal year 1998.


                             SUMMARY COMPENSATION TABLE
===============================================================================
                                                         Long-Term Compensation
                                            Annual       ----------------------
                                         Compensation          Awards
                                    -------------------------------------------
Name and                    Fiscal                            Common Stock
Principal Position          Year    Salary($)   Bonus($)  Underlying Options(#)
-------------------------------------------------------------------------------
Henry Grausz, M.D.          1998        ---         ---           ---
former Chairman and CEO     1997    $ 31,385 (1)    ---           ---
                            1996        ---         ---           ---

Bruce C. Galton             1998    $ 210,000   $ 100,000       10,150
Chairman and CEO            1997    $ 187,500   $  50,000         ---
Chief Financial Officer (2) 1996    $ 156,667       ---        784,000

Richard S. Dondero          1998    $ 101,000       ---           ---
Vice President -            1997    $  95,833   $  50,000         ---
Operations and Product      1996    $  90,000       ---         31,546
 Development
===============================================================================

  (1) Dr. Grausz resigned as Chairman and director in May 1997 and received consulting fees of $10,000 per month from May 21 to July 31, 1997.
        Prior to his resignation, Dr. Grausz received a salary of $10,000 per month from the period of February 15 to May 20, 1997.

  (2)   Mr. Galton served as Acting Chairman and CEO from May 1997 to July
        1998.


                     OPTION GRANTS IN LAST FISCAL YEAR (1998)
-------------------------------------------------------------------------------
                               INDIVIDUAL GRANTS
===============================================================================
                                    Percent of total
               Number Of Securities Options Granted
               Underlying Options   to Employee In   Exercise Price  Expiration
Name           Granted              Fiscal Year        ($/Share)       Date
-------------------------------------------------------------------------------
Bruce C. Galton    10,150              100%             $ .255         2007
Chairman and CEO,
Chief Financial
Officer
===============================================================================


        The following table sets forth information concerning exercised options in the fiscal year ended June 30, 1998 by the executive officer listed in the Summary Compensation Table and certain information concerning unexercised options held at June 30, 1998 by the executive officer listed in the Summary Compensation:


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND OPTION VALUES AT JUNE 30, 1998
-------------------------------------------------------------------------------------------------------
                                                                           Value of Unexercised
                                                  Number of Unexercised    In-the-Money
                                                Options at June 30, 1998   Options at June 30, 1998 (2)
                   Shares Acquired  Value       -------------------------  ----------------------------
Name               On Exercise(#)   Realized($) Exercisable Unexercisable  Exercisable    Unexercisable
=======================================================================================================
Henry Grausz, MD       ---             ---         259,587      ---         $ 39,587         ---

Bruce C. Galton      45,197         $ 8,646(1)     171,810   1,194,150(3)   $ 24,984         ---

Richard S. Dondero    ---              ---         150,176     281,546(3)   $ 15,027         ---
=======================================================================================================

  (1) Based on the average of the closing bid and asked prices on the date of exercise of $.255 per share compared to the exercise price of $.0637 per share.

  (2)   Based on the average of the closing bid and asked prices on June
        30, 1998 of $.1725 per share.

  (3) Unexercisable options for Mr. Galton to purchase 1,194,150 shares and for Mr. Dondero to purchase 281,546 shares are out-of-the-money.

	In April 1994, Mr. Galton and Mr. Dondero each entered into a new five-year employment contract with the Company expiring in April 1999.
The employment agreements also contain a confidentiality provision that requires Mr. Galton and Mr. Dondero to maintain as confidential any confidential information obtained during the course of employment for the period of such agreement and for three years after termination thereof.

	The employment agreement of Mr. Galton provides that in the event the employment of Mr. Galton is terminated without cause by the Board of Directors, or if the Company refuses to renew the employment agreement of Mr. Galton, then upon his written request, the Company will (i) pay Mr.
Galton an amount equal to six months of Mr. Galton's current salary in equal monthly installments, commencing the month in which the termination occurs or the salary which would be due under the remaining unexpired term of the agreement, whichever is greater, (ii) enter into a consulting contract with Mr. Galton at full pay and benefits for a minimum of three months and (iii) lend Mr. Galton such amount as may be required to exercise any stock options then exercisable by Mr. Galton to purchase shares of the Company's Common Stock.

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

	During Fiscal 1998, the Company maintained a "key man" life insurance policy on the life of Mr. Galton in the amount of $1,000,000. This policy was renewed for Fiscal 1999.

	Starting in Fiscal 1996, directors who are not employees received a retainer fee of $1,200 per annum and $500 for each meeting of the Board of Directors attended. From Fiscal 1996 through Fiscal 1998, Dr. Isidore Edelman, who was a director until July 1998, was paid at the rate of $200 per hour for any scientific consulting services he performed at the Company's request.
During Fiscal 1998, Dr. Edelman was paid an aggregate of $4,500 for such consulting services. Directors who are independent of the Company also receive options to purchase 50,000 shares of Common Stock for each year of service as such, up to a total of 150,000 shares. Mr. Stout has agreed to serve without cash compensation and without receipt of stock options.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of August 31, 1998 with respect to the beneficial ownership of Cistron's Common Stock by (i) each person known by Cistron to own beneficially more than five percent of such Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table under Item 11, and (iv) all Directors and executive officers as a group, together with their percentage ownership of such shares:


Name and Address of                Shares
Beneficial Owner              Beneficially Owned       Percent Outstanding
--------------------------------------------------------------------------
Henry Grausz, M.D.              5,817,993 (1)                 25.0%
  5910 Bradley Boulevard
  Bethesda,  MD  20814

Isidore S. Edelman, M.D.(2)     2,411,681 (3)                 10.5

Bruce C. Galton (4)             1,411,157 (5)                  5.8

Thomas P. Carney, Ph.D.           150,000 (6)                   *

Frank G. Stout                        600 (7)                   *

Robert S. Naismith, Ph.D.            ---  (8)                  ---

Richard S. Dondero                447,207 (9)                  1.9

Frank J. Iris                        ---                       ---

All directors and executive     2,008,964 (10)                 8.1
officers as a group (6 persons)

 * less than 1%

(1)	Includes 259,587 shares issuable upon currently exercisable options.

(2) 	Address is 464 Riverside Drive #61, New York, NY 10027.

(3) 	Includes 54,374 shares issuable upon currently exercisable
        options, but does not include 194,935 shares owned by Dr. Edelman's spouse, as to which he disclaims beneficial ownership.

(4)	c/o Cistron Biotechnology, Inc. 10 Bloomfield Avenue, Pine Brook,
        New Jersey 07058

(5)	Includes 1,365,960 shares issuable upon exercise of currently exercisable options.

(6)	Consists of shares issuable upon exercise of currently exercisable options.

(7)	Mr. Stout disclaims beneficial ownership of 302,289 shares and
        136,870 shares owned as of August 31, 1998 by the New England
        Medical Center Hospitals, Inc. and Wellesley College, respectively, the Institutions of which Mr. Stout serves as designee on the
        Company's Board of Directors.

(8)	Dr. Naismith disclaims beneficial ownership of currently exercisable warrants to purchase 400,000 shares of Common Stock as held by
        BlueStone Capital Partners, L.P. of which Dr. Naismith was a consultant and a former Managing Director.

(9)	Includes 431,722 shares issuable upon exercise of currently
        exercisable options.

(10)	Includes options described in notes (5), (6) and (9).
_____________________________


Item 13.  Certain Relationships and Related Transactions

        On August 1, 1997, the Company filed suit against Rebuild, L.L.C.
        ("Rebuild") and against Henry Grausz, M.D., Cistron's former chairman, to collect $230,000 (plus interest and attorney's fees) loaned to Rebuild under a short-term note, originally due May 15, 1997. The loan was personally and unconditionally guaranteed by Dr. Grausz who is a partner in Rebuild. On October 10, 1997, judgment was entered in favor of the Company and in December 1997, Dr. Grausz filed a petition under Chapter 11 of the Federal
        Bankruptcy Code.

        In September 1997, the Company engaged the services of BlueStone
        Capital Partners, LP ("BlueStone")to act as Cistron's financial advisor as to corporate strategic and financial initiatives. The initial engagement was for a period of six months and was renewed for an additional six months upon mutual consent of the parties.
        That agreement expired in September 1998 and the Company is currently soliciting the support of another investment banking firm.  The Company paid BlueStone Capital $90,000 for the initial six-month period and issued warrants to purchase 400,000 shares of the Company's common stock at $.25 per share.  Cistron paid
        BlueStone $10,000 per month under the renewed agreement (or
        $150,000 in the aggregate).  The Company would be obligated to make payments including certain percentage fees as well as to issue additional warrants to BlueStone to purchase up to an additional
        400,000 shares at $.25 per share should BlueStone assist Cistron in completing a merger, acquisition, joint venture, partnership, license or contract.  Cistron will be obligated to issue the additional warrants to purchase 400,000 shares of the Company's common stock at $.25 per share and pay 7% of the equity and research payments ($133,000 in aggregate fees) to BlueStone should the Company execute definitive agreements with PMC as BlueStone assisted Cistron by introducing the parties.  Cistron also would be obligated to pay BlueStone 7% of any license fees or milestone payments PMC may make to Cistron should PMC enter into definitive agreements and exercise its option under such.  Robert Naismith,
        Ph.D., who has been a director of the Company since January 1998, was a Managing Director of BlueStone until April 1998.
_________________________________________

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


          (a) and (d) Financial Statements and Schedules.
              See Index to Financial Statements on page F-1.

          (b) Reports on Form 8-K.
              None.

          (c) Exhibits.
              See Index to Exhibits on page E-1.
              Exhibits 10.2a, 10.3a, 10.9 and 10.17 relate to management compensatory agreements and stock option plans.


                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Pine Brook, State of New Jersey, on the 24th day of September, 1998.



					    CISTRON BIOTECHNOLOGY, INC.


                                            By: BRUCE C. GALTON
                                                ---------------
                                                Bruce C. Galton
                                                Chairman of the Board, and
                                                Chief Executive Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


        Signature                       Title                           Date
        ---------                       -----                           ----

/s/BRUCE C. GALTON             Chairman and Chief Executive  September 24, 1998
----------------------------   Officer, Chief Financial
   Bruce C. Galton             Officer and Director
                               (Principal Financial and
                                Accounting Officer)

/s/THOMAS P. CARNEY, Ph.D.     Director                      September 24, 1998
----------------------------
   Thomas P. Carney, Ph.D.

/s/FRANK G. STOUT              Director                      September 24, 1998
----------------------------
   Frank G. Stout

/s/ROBERT W. NAISMITH, Ph.D.   Director                      September 24, 1998
----------------------------
   Robert W. Naismith, Ph.D.

/s/FRANKLIN J. IRIS            Director                      September 24, 1998
----------------------------
   Franklin J. Iris


                                 INDEX TO EXHIBITS

3.1     Registrant's Certificate  of Incorporation....................  (1)

3.1a    Registrant's Amendment to Certificate of Incorporation, dated
        July 9, 1986..................................................  (1)

3.1b    Registrant's Amendment to Certificates of Incorporation, dated
        August 14, 1986...............................................  (1)

3.2     Registrant's Amended By-laws..................................  (1)

10.1    Settlement Agreement, dated June 30, 1991, among Registrant,
        E.I. du Pont de Nemours and Company and The DuPont Merck
        Pharmaceutical Company........................................  (2)

10.2a   Employment Agreement, dated April 30, 1994, between Registrant and Bruce C. Galton...........................................  (8)

10.3a   Employment Agreement, dated April 30, 1994, between Registrant and Richard S. Dondero........................................  (8)

10.5    Sponsored Research Agreement and License Agreement, effective as of October 1, 1983 and December 1, 1983, respectively, each between Registrant and the Institutions, named therein........  (1)

10.5a   Amendments to Sponsored Research Agreement and License
        Agreement, each dated July 9, 1986............................  (3)

10.5b   Amendments to Sponsored Research Agreement and License
        Agreement, each dated February 19,1987........................  (6)

10.5c   Amendment to sponsored Research Agreement, dated May 6,1988...  (4)

10.6    License Agreement, dated September 15, 1988, between Registrant and Rijksuniversiteit of Limburg (Holland)....................  (6)

10.6a   License Agreement, dated September 15, 1993, between Registrant and Rijksuniversiteit of Limburg (Holland)....................  (6)

10.8    Lease, dated September 4, 1984, between Registrant and Stanley
        Karczynski....................................................  (1)

10.8a   First Amendment to Lease, dated February 10, 1989, between
        Registrant and Stanley Karczynski.............................  (6)

10.8b   Second Amendment to Lease dated November 19, 1991, between
        Registrant and Stanley Karczynski.............................  (6)

10.8c   Third Amendment to Lease dated November 1, 1997, between
        Registrant and Stanley Karczynski............................. (11)

10.9    Registrant's 1985 Employee Stock Option Plan, as amended......  (5)

10.13   Settlement Agreement, dated May 17, 1993, between Registrant,
        Biotech Australia Pty. Limited and the Institutions, named therein.......................................................  (7)

10.15   License Agreement, dated March 21, 1995, between Registrant and
        Research and Diagnostic Systems,Inc...........................  (9)

10.16 Research and Development Agreement, dated April 10, 1995, between Registrant and Research and Diagnostics Systems, Inc.. (10)

10.17   1997 Incentive and Non-Incentive Stock Option Plan............ (12)

24.1    Consent of Deloitte & Touche LLP with respect to financial information contained in the Registrant's Registration Statement of Form S-8 (File No. 33-13704)...............................  41

27      Financial Data Schedule.......................................  42
____________________

 (1)    Filed as the same numbered Exhibit to the Registrant's Registration
        Statement on Form S-1 (File No. 33-5824) (the "Form S-1") and incorporated herein by reference thereto.

 (2) Filed as Exhibit 10.2a to the Registrant's 1991 Report on Form 10-K and incorporated herein by reference thereto.


 (3) Filed as Exhibit 10.12 to the Registrant's Form S-1 and incorporated herein by reference thereto.

 (4) Filed as Exhibit 28.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1988 and incorporated herein by reference thereto.

 (5)    Filed as Exhibit 4 to the Registrant's Registration Statement on Form
        S-8 (File No. 33-13704) and incorporated herein by reference thereto.

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

(10) Filed as Exhibit 10.15 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.
(11) Filed as Exhibit 10.8c to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998.
(12) Filed as Exhibit 10.17 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998.


                          Cistron Biotechnology, Inc.
                          ---------------------------
                         (A Development Stage Company)
                         -----------------------------

                  Index to Financial Statements and Schedules
                  -------------------------------------------

                  Years ended June 30, 1996, 1997 and 1998
                  ----------------------------------------
Financial Statements:

  Independent Auditors' Report                                  F-2

  Balance Sheets                                                F-3

  Statements of Operations                                      F-4

  Statements of Shareholders' Equity                            F-5

  Statements of Cash Flows                                      F-8

  Notes to Financial Statements                                 F-10



                                      * * * *


INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Cistron Biotechnology, Inc.
Pine Brook,  New Jersey



We have audited the accompanying balance sheets of Cistron Biotechnology, Inc. (a development stage company) as of June 30, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998, and for the period from February 2, 1982 (date of commencement of operations) to June
30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, and for the period from February 2, 1982 (date of commencement of operations) to June 30, 1998, in conformity with generally accepted accounting principles.

The Company is in the development stage as of June 30, 1998. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues and must obtain required regulatory approval of its products for sale or license to the diagnostic and/or therapeutic market in accordance with its business plan.

/Deloitte & Touche LLP/
Parsippany, New Jersey

September 11, 1998



                         CISTRON BIOTECHNOLOGY, INC.
                         ---------------------------
                               BALANCE SHEETS
                               --------------
                                                                         June 30,
                                                              ----------------------------
                                                                   1997            1998
                                                              ------------    ------------
ASSETS
------
CURRENT ASSETS:
  Cash and equivalents                                        $  6,368,228    $  5,832,031
  Accounts receivable-trade                                         55,309         101,859
  Accounts receivable-other                                      3,000,000       2,940,673
  Inventories                                                        4,278           3,635
  Prepaid expenses                                                     475               -
  Taxes receivable                                                       -         329,024
  Note receivable $230,000; reserve $230,000                             -               -
                                                                ----------      ----------
TOTAL CURRENT ASSETS                                             9,428,290       9,207,222

ACCOUNTS RECEIVABLE - OTHER - Long Term                          6,249,130       3,670,221
                                                                ----------      ----------
PROPERTY AND EQUIPMENT:
  Machinery and equipment                                          533,374         502,908
  Furniture and fixtures                                           147,113         147,113
  Leasehold improvements                                            77,674          77,674
                                                                ----------      ----------
                                                                   758,161         727,695
  Less: Accumulated depreciation                                   726,877         701,477
                                                                ----------      ----------
                                                                    31,284          26,218
                                                                ----------      ----------
SECURITY DEPOSIT                                                    23,938          23,938
                                                                ----------      ----------
PATENTS, Net of accumulated amortization of
 $11,886 and $14,536 in 1997 and 1998, respectively                 25,219          22,569
                                                                ----------      ----------
DEFFERRED TAX ASSET                                                      -          49,313
                                                                ----------      ----------
TOTAL ASSETS                                                  $ 15,757,861    $ 12,999,481
                                                                ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accrued expenses and accounts payable                       $    869,909    $    114,894
  Taxes payable                                                     46,175         348,898
  Other current liabilities                                        705,000         691,058
                                                                ----------      ----------
TOTAL CURRENT LIABILITIES                                        1,621,084       1,154,850
                                                                ----------      ----------
  Deferred income taxes                                            885,090               -
                                                                ----------      ----------
  Other non-current liabilities                                  1,505,980         902,174
                                                                ----------      ----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value 50,000,000 shares authorized, issued and outstanding 26,884,990 shares and
  26,930,187 shares, respectively                                  268,850         269,302
  Additional paid-in capital                                     8,616,253       8,683,680
  Earnings accumulated during the development stage              2,860,604       2,384,125
  Treasury stock 3,946,500 shares at cost                                -        (394,650)
                                                                ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                      11,745,707      10,942,457
                                                                ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 15,757,861    $ 12,999,481
                                                                ==========      ==========
                                See accompanying notes to financial statements

                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                                                                                   February 2,  1982
                                                                                                   (commencement of
                                                                Year ended June 30,                 operations) to
                                                    1996               1997              1998        June 30, 1998
                                                 -------------------------------------------------------------------
Sales                                         $     562,161      $     620,180     $     555,205      $   9,414,985
Cost of sales                                       320,429            320,749           309,678          4,117,329
                                                 ----------         ----------        ----------         ----------
  Gross profit                                      241,732            299,431           245,527          5,297,656

Other income:
Litigation settlements, net                               -         14,684,206                 -         14,684,206
License fees and funded research                    405,000            405,419           205,000          4,111,149

Expenses:
Research and development                            111,515            177,663           547,565          8,543,346
Administrative and marketing                      1,473,523          1,394,377         1,045,820         11,207,062
Occupancy                                           194,779            210,516           198,515          2,470,965
                                                 ----------         ----------        ----------         ----------
  Total expenses                                  1,779,817          1,782,556         1,791,900         22,221,373
                                                 ----------         ----------        ----------         ----------
  Operating income/(loss)                        (1,133,085)        13,606,500        (1,341,373)         1,871,638

Interest (income)/expense - net                     (26,919)          (230,744)         (572,865)          (880,564)
Other expense                                             -                  -                 -             59,895
Amortization of deferred financing costs                  -                  -                 -            173,079
Acquisition expense                                       -                  -                 -            429,620
                                                 ----------         ----------        ----------         ----------
Income/(loss) before income taxes
  and extraordinary credit                       (1,106,166)        13,837,244          (768,508)         2,089,608
Income tax provision/(benefit)                            -          1,491,290          (292,029)         1,467,799
                                                 ----------         ----------        ----------         ----------
  Income/(loss) before extraordinary credit      (1,106,166)        12,345,954          (476,479)           621,809
                                                 ----------         ----------        ----------         ----------
  Extraordinary credit - benefit of tax loss
   carry forward                                          -                  -                 -            262,838
                                                 ----------         ----------        ----------         ----------
Net Income/(loss)                             $  (1,106,166)     $  12,345,954     $    (476,479)     $     884,647
                                                ===========         ==========        ==========         ==========
Net income/(loss) per share                   $       (0.04)     $        0.42     $       (0.02)
                                                ===========         ==========        ==========
Weighted average shares                          26,882,990         29,054,308        24,955,077
Net income/(loss) per share-                    ===========         ==========        ==========
 assuming dilution                            $       (0.04)     $        0.40     $       (0.02)
Weighted average shares outstanding -           ===========         ==========        ==========
 assuming dilution                               26,882,990         31,227,049        24,955,077
                                                ===========         ==========        ==========

                          See accompanying notes to financial statements


                                                CISTRON BIOTECHNOLOGY, INC.
                                                ---------------------------
                                            STATEMENTS OF SHAREHOLDERS' EQUITY
                                            ----------------------------------
                                                                              Earnings(Deficit)
                                                                              accumulated                Total
                                Partners' Capital/Common Stock  Additional    during the                 shareholders'
                                ------------------------------  paid-in       development                equity/
                                  Shares          Amount        capital       stage             Other    (deficiency)
                                 ---------   --------------     -----------   -------------  ----------  --------------
 Initial partners' contribution
 - February 1982                         -   $     74,929       $         -   $          -   $        -  $     74,929
 Partnership net loss                    -              -                 -        (84,778)           -       (84,778)
                                ----------     ----------        ----------     -----------   ---------    -----------
BALANCE, June 30, 1982                   -         74,929                 -        (84,778)           -         (9,849)
 Partners' additional capital
 contribution                            -        307,972                 -              -            -        307,972
 Partnership net loss                    -              -                 -       (313,776)           -       (313,776)
                                ----------     ----------        ----------     -----------    ---------    -----------
BALANCE, June 30, 1983                   -        382,901                 -       (398,554)           -        (15,653)
 Partners' additional capital
 contribution                            -        924,392                 -              -            -        924,392
 Dissolution of partnership and
 issuance of common stock        5,483,874     (1,252,454)        1,252,454              -            -              -
 Issuance of common stock        6,594,331         65,943         1,486,105        (52,048)           -      1,500,000
 Partnership net loss                    -              -                 -     (1,152,972)           -     (1,152,972)
 Reclassification of partnership
 accumulated loss                        -              -        (1,551,526)     1,551,526            -              -
 Net loss                                -              -                 -       (418,697)           -       (418,697)
                                ----------     ----------        ----------     -----------    ---------    -----------
BALANCE, June 30, 1984          12,078,205        120,782         1,187,033       (470,745)           -        837,070
 Issuance of common stock        1,736,869         17,369         1,482,631              -            -      1,500,000
 Net loss                                -              -                 -     (2,039,016)           -     (2,039,016)
                                ----------     ----------        ----------     -----------    ---------    -----------
BALANCE, June 30, 1985          13,815,074        138,151         2,669,664     (2,509,761)           -        298,054
 Issuance of common stock        1,233,344         12,333           397,097              -            -        409,430
 Net loss                                -              -                 -     (1,962,251)           -     (1,962,251)
                                ----------     ----------        ----------     -----------    ---------    -----------
BALANCE, June 30, 1986          15,048,418        150,484         3,066,761     (4,472,012)           -     (1,254,767)
 Initial public stock offering   5,750,000         57,500         4,539,212              -            -      4,596,712
 Issuance of common stock          623,772          6,238           396,686              -            -        402,924
 Net loss                                -              -                 -     (2,574,670)           -     (2,574,670)
                                ----------     ----------        ----------     -----------    ---------    -----------
BALANCE, June 30, 1987          21,422,190        214,222         8,002,659     (7,046,682)           -      1,170,199
 Issuance of common stock          231,157          2,311           253,693              -            -        256,004
 Note Receivable from director
 for shares of stock                     -              -                 -              -     (271,159)      (271,159)
 Net loss                                -              -                 -     (2,071,679)           -     (2,071,679)
                                ----------     ----------        ----------     -----------    ---------    -----------
BALANCE, June 30, 1988          21,653,347   $    216,533       $ 8,256,352   $ (9,118,361)  $ (271,159)  $   (916,635)
                                ==========     ==========        ==========     ===========    =========    ===========

                                 See accompanying notes to financial statements

                                                     CISTRON BIOTECHNOLOGY, INC.
                                                     ---------------------------
                                                 STATEMENTS OF SHAREHOLDER'S EQUITY
                                                 ----------------------------------
                                                                        Earnings (Deficit)
                                                                        accumulated                   Total
                                                           Additional   during the                    shareholders'
                                        Common Stock       paid-in      development                   equity/
                                    Shares       Amount    capital      stage              Other      (deficiency)
                                  ----------------------   ----------   -------------  -------------  -------------
BALANCE, June 30, 1988            21,653,347   $ 216,533  $ 8,256,352   $ (9,118,361)  $   (271,159)  $   (916,635)
 Cancellation of note receivable
 from director in exchange for
 shares of stock                    (328,750)     (3,287)    (267,872)             -        271,159              -
 Net income                                -           -            -        301,391              -        301,391
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1989            21,324,597     213,246    7,988,480     (8,816,970)             -       (615,244)
 Issuance of common stock          3,052,656      30,527      410,535              -              -        441,062
 Net income                                -           -            -        188,434              -        188,434
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1990            24,377,253     243,773    8,399,015     (8,628,536)             -         14,252
 Net income                                -           -            -        176,400              -        176,400
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1991            24,377,253     243,773    8,399,015     (8,452,136)             -        190,652
 Issuance of common stock -
 net of legal fees of $8,039       2,505,737      25,057      216,904              -              -        241,961
 Net income                                -           -            -         30,695              -         30,695
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1992            26,882,990     268,830    8,615,919     (8,421,441)             -        463,308
 Net income                                -           -            -         36,833              -         36,833
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1993            26,882,990     268,830    8,615,919     (8,384,608)             -        500,141
 Net loss                                  -           -            -       (273,852)             -       (273,852)
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1994            26,882,990     268,830    8,615,919     (8,658,460)             -        226,289
 Net income                                -           -            -        279,276              -        279,276
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1995            26,882,990     268,830    8,615,919     (8,379,184)             -        505,565
 Net loss                                  -           -            -     (1,106,166)             -     (1,106,166)
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1996            26,882,990     268,830    8,615,919     (9,485,350)             -       (600,601)
 Issuance of common stock              2,000          20          334              -              -            354
 Net income                                -           -            -     12,345,954              -     12,345,954
                                  ----------    --------    ---------     ----------       --------     ----------
BALANCE, June 30, 1997            26,884,990  $  268,850  $ 8,616,253   $  2,860,604   $          -   $ 11,745,707
                                  ==========    ========    =========     ==========       ========     ==========

                                          See accompanying notes to financial statements

                                              CISTRON BIOTECHNOLOGY, INC.
                                              ---------------------------
                                          STATEMENTS OF SHAREHOLDER'S EQUITY
                                          ----------------------------------

                                                                  Earnings (Deficit)                     Total
                                                     Additional   accumulated during                     shareholders'
                                Common Stock         paid-in      the development                        equity/
                             Shares       Amount     capital      stage                    Other         (deficiency)
                           -----------------------   -----------  ------------------   ------------      -------------

BALANCE, June 30, 1997     26,884,990   $  268,850   $ 8,616,253  $     2,860,604      $         -       $ 11,745,707
 Issuance of common stock      45,197          452         2,427                -                -              2,879
 Issuance of warrants               -            -        65,000                -                -             65,000
 Net loss                           -            -             -         (476,479)               -           (476,479)
 Treasury stock at cost    (3,946,500)           -             -                -         (394,650)          (394,650)
                           -----------    --------     ---------     ------------        ----------        ----------
BALANCE, June 30, 1998     22,983,687   $  269,302   $ 8,683,680  $     2,384,125      $  (394,650)      $ 10,942,457
                           ==========     ========     =========     ============        ==========        ==========


                                   See accompanying notes to financial statements




                                               CISTRON BIOTECHNOLOGY, INC.
                                               ---------------------------
                                                STATEMENTS OF CASH FLOWS
                                                ------------------------

                                                                                                       February 2, 1982
                                                                                                       (commencement of
                                                                      Year ended June 30,               operations) to
                                                             1996            1997            1998       June 30, 1998
                                                       ----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                          $    614,226    $    606,626    $    520,957     $  11,254,694
 Cash paid to suppliers and employees                    (1,678,666)     (6,926,542)     (4,167,017)      (31,118,770)
 Interest received                                           26,919         230,744         298,353           606,057
 Acquisition expenses paid                                        -               -               -          (429,620)
 Royalties, research funding, license fees received         405,000         405,419         205,000         2,677,987
 Other receipts                                             106,538      11,951,190       3,002,207        15,137,548
                                                         ----------      ----------      ----------        ----------
 Net cash provided by (used in) operating activities       (525,983)      6,267,437        (140,500)       (1,872,104)
                                                         ----------      ----------      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                                    -               -               -            15,097
 Issuance of note receivable                                      -        (230,000)              -          (230,000)
 Purchase of property and equipment                          (5,569)        (29,163)         (3,926)         (762,472)
                                                         ----------      ----------      ----------        ----------
  Net cash used in investing activities                      (5,569)       (259,163)         (3,926)         (977,375)
                                                         ----------      ----------      ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock and
  additional contributions                                        -             354           2,879         9,946,398
 Principal payments on notes payable                              -               -               -          (870,238)
Purchase of treasury stock                                        -               -        (394,650)         (394,650)
                                                         ----------      ----------      ----------        ----------
  Net cash provided by (used in) financing activities             -             354        (391,771)        8,681,510
                                                         ----------      ----------      ----------        ----------
  Net change in cash and cash equivalents                  (531,552)      6,008,628        (536,197)        5,832,031
CASH AND CASH EQUIVALENTS, beginning of period              891,152         359,600       6,368,228                 -
                                                         ----------      ----------      ----------        ----------
CASH AND CASH EQUIVALENTS, end of period               $    359,600    $  6,368,228    $  5,832,031     $   5,832,031
                                                         ==========      ==========      ==========        ==========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                    $ (1,106,166)   $ 12,345,954    $   (476,479)    $     884,647
  Adjustments to reconcile net income (loss) to net
   cash provided used in operating activities:
  Depreciation and amortization                              12,777           6,535           7,090           742,865
  Issuance of warrants                                            -               -          65,000            65,000
  Deferred income taxes                                           -         885,090        (934,403)          (49,313)
  Loss on disposal of property and equipment                      -               -           4,552             8,531
  Increase in reserve for note receivable                         -         230,000               -           230,000
  Amortization of deferred financing costs and  other             -               -               -           195,179
  Decrease (increase) in assets:
   Accounts receivable                                       40,603         (26,370)        (46,550)         (101,859)
   Inventory                                                  1,071           2,059             643            (3,635)
   Prepaid expenses                                            (500)             25             475                 -
   Taxes receivable                                               -               -        (329,024)         (329,024)
   Notes and other receivables                             (123,784)     (9,042,520)      2,638,236        (6,626,594)
   Security deposit                                               -               -               -           (23,938)
   Intangible assets                                              -               -               -           (37,105)
 Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                    650,016        (344,316)       (452,292)        1,579,910
 Other current and non-current liabilities                        -       2,210,980        (617,748)        1,593,232
                                                         ----------      ----------      ----------        ----------
NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:                      $   (525,983)   $  6,267,437    $   (140,500)    $  (1,872,104)
                                                         ==========      ==========      ==========        ==========

                                        See accompanying notes to financial statements



                      STATEMENTS OF CASH FLOW CONTINUED
                      ---------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:


February 2, 1982 to June 30, 1998
---------------------------------

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

	Cistron is a biotechnology company that uses recombinant DNA and immunological techniques to explore certain cytokines that may have therapeutic or diagnostic applications. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. While researching the therapeutic and diagnostic applications of these immune regulators, Cistron manufactures a line of cytokine products that it sells to the research market worldwide. Cistron's current research products are sold to pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research.

	The Company's principal research products consist of Interleukin-1 beta ("IL-1"), a lymphokine which initiates the immune response, monoclonal and polyclonal antibodies to IL-1 ("IL-1 Antibodies"), and an assay kit that measures IL-1 levels (the "IL-1 Assay"). The Company's IL-1 products are based upon the technology derived from research funded by Cistron on Interleukin-1 beta, the predominant form of IL-1 in humans, at the New England Medical Center Hospitals, Inc., Tufts University,
Massachusetts Institute of Technology and Wellesley College (the
"Institutions"), patents assigned to the Company as part of a litigation settlement and technology and patents developed by the Company. Cistron also manufactures and sells assays which measure tumor necrosis factor-alpha ("TNF"), which is a monokine that acts as a mediator of inflammation, an assay which incorporates both TNF and IL-1 and an assay to measure interleukin converting enzyme ("ICE"). ICE cleaves the IL-1 protein into fragments, which imparts its biologic activity. In addition, the Company distributes in North America and Asia assays that measure another lymphokine, Interleukin-6, which is principally manufactured by another company.

        The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies.
This requires the approval of the Company's products by the Food and Drug
Administration ("FDA"). At June 30, 1998, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise. Specifically, the Company has expended funds relating to the dental assay and vaccine adjuvant programs. With respect to financial planning, in late 1997, the Company engaged the services of BlueStone Capital Partners, LP ("Bluestone") to act as Cistron's financial advisor as to corporate strategic and financial initiatives. Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial
Accounting Standards No.7, the Company believes that it continues to be in the development stage.

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

        c. Property and equipment
           ----------------------
	Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 10 years.  Amortization of leasehold improvements is computed over the remaining term of the lease.
Periodically, the Company reassesses the recoverability of recorded values of long-lived assets.  If the results of these periodic assessments indicate that an impairment is likely, the Company recognizes a charge to operations at that time.  The Company assessed the recorded values of long-lived assets and determined that the carrying value would be recoverable at year-end June 30, 1998.

        d. Patents
           -------
	Legal fees incurred in connection with obtaining patents are capitalized when their future recovery is determinable.  The costs are amortized on the straight-line method over the life of the patent or expected recovery period, if shorter.

        e. Royalties
           ---------
	Royalties payable to the Institutions, which have granted the Company an exclusive license for IL-1, are recorded as cost of sales for product sold and are included as accrued expenses.

        f. Income taxes
           ------------
	The Company files Federal and New Jersey state income tax returns.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

        g. Net income (loss) per share of Common Stock
           -------------------------------------------
        Net income (loss) per share has been computed by dividing the net income (loss) for the periods presented by the weighted average number of shares of common stock and equivalent common shares, if any, outstanding in each period.  Equivalent common shares include net shares issuable upon the assumed exercise of options using the treasury stock method.
Equivalent common shares are not included in the net loss per share in
Fiscal 1996 or Fiscal 1998 since they are anti-dilutive.

        h. Fair value of financial instruments
           -----------------------------------
         The carrying amounts in the financial statements for accounts receivable, accounts payable and accrued liabilities approximate fair
value due to the short-term nature of these instruments.   The carrying
amounts of other long term accounts receivable and other non-current liabilities approximate their fair values as these amounts have been discounted to their present value.

        i. Estimates
           ---------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.



3. ACCRUED EXPENSES AND ACCOUNTS PAYABLE
   -------------------------------------

                                            June 30,
                                    -----------------------
                                       1997           1998
                                    ---------     ---------
   Accounts payable                 $ 630,800     $  62,750
   Legal fees                         176,447        16,969
   Accrued compensated absences        13,488        18,236
   Other                               49,174        16,939
                                      -------       -------
                                    $ 869,909     $ 114,894
                                      =======       =======

4. INCOME TAXES
   ------------

   The provision for income taxes consist of the following:


                                Year ended June 30,
                       --------------------------------------
                          1996          1997         1998
                       --------------------------------------
        FEDERAL:
        -------
         Current       $   -      $   179,698    $  540,122
         Deferred          -          771,617      (795,433)
                       ---------    ---------     ----------
                           -          951,315      (255,311)

        STATE:
        -----
         Current           -          426,502       102,252
         Deferred          -          113,473      (138,970)
                        --------    ---------     ----------
                           -          539,975       (36,718)

                       $   -      $ 1,491,290    $ (292,029)
                        ========    =========     ==========

The net effect of significant items comprising the Company's net deferred tax asset (liability) is as follows:

                                                         June 30,
                                              ---------------------------
                                                    1997           1998
                                              ------------     ----------
Operating loss carryforwards                  $      -         $  48,009
Tax credit carryforwards                           372,000          -
Liabilities not currently deductible                 2,630         3,415
Difference between book and tax basis
  of property and equipment, and patents               822        (2,111)
Alternative Minimum Tax credit carryforwards       176,300          -
Deferred income                                 (1,436,842)         -
                                                -----------      --------
                                                  (885,090)       49,313

Valuation Allowance                                  -              -
                                                -----------      --------
New deferred tax asset (liability)            $   (885,090)    $  49,313
                                                ===========      ========

        A summary of the difference between the statutory rate and the effective rate as of June 30, 1998 is as follows:

        Statutory rate             34.00%
        State Taxes                 4.78%
        Miscellaneous              (0.78%)
                                  --------
        Effective rate             38.00%
                                  ========


5.      LICENSE FEE AND FUNDED RESEARCH
        -------------------------------

        In March 1995, the Company entered into a License Agreement with R&D
Systems under which the Company granted a sublicense to R&D Systems for the manufacture and sale of IL-1 products to the research market. Under this agreement, the Company received a $1 million license fee from which the Company paid the Institutions a fee of $70,000. In April
1995, the Company also entered into a Research and Development Agreement with R&D Systems which provided the Company with $1 million of research funding payable over a two and one-half year period which began July 1, 1995. In Fiscal 1996, the Company received $400,000 of research funding under this agreement, $400,000 funding in Fiscal 1997 and received
$200,000 in Fiscal 1998. The Company at its sole discretion may determine the timing and amount of expenditures relating to this funding and is under no obligation to repay any of the amounts received.

        Net litigation settlement income of $14.7 million (pre-tax) was recorded in the fiscal year ended June 30, 1997 representing the amounts the Company will receive during the period November 1996 to November 2000 from the $21 million settlement agreement with Immunex Corporation
("Immunex"), after deducting amounts to be paid to counsel and the Institutions and $359,000 received from PeproTech, Inc. ("PeproTech") in
February 1997.


6.      INTEREST (INCOME)/EXPENSE - NET
        -------------------------------

        Net interest (income)/expense consists of the following:

                                                              February 2, 1982
                                                              (commencement of
                               Year ended June 30,             operations) to
                        1996           1997         1998       June 30, 1998
                      ----------   -----------   -----------  ----------------
Interest income       $ (26,919)   $ (230,744)   $ (660,117)  $ (1,160,239)
Interest expense           -             -           87,252        279,675
                        --------     ---------     ---------    -----------
                      $ (26,919)   $ (230,744)   $ (572,865)  $   (880,564)
                        --------     =========     =========    ===========

7.      COMMITMENTS AND CONTINGENT LIABILITIES
        --------------------------------------

        a. Lease commitments
           -----------------
	The Company leases its facility under an operating lease expiring in
October 2002, with a renewal option for five additional years.  Rental expenses were $123,000 for the years ended June 30, 1996 and 1997, respectively and $125,000 for the year ended June 30, 1998.  The future minimum lease commitments are as follows:

                        Year ended June 30,
                        -------------------

                                1999          $  127,000
                                2000             127,000
                                2001             127,000
                                2002             127,000
                                2003              42,000
                                                --------
                                             $   550,000
                                                ========
        b. Employment agreements
           ---------------------
        The Company has entered into employment agreements with its Chairman and CEO and Vice President-Operations/Product Development for five-year periods ending April 30, 1999.  The agreements provide for annual compensation of $210,000 and $104,000, respectively.



        c. Sponsored university research
           -----------------------------
        In August 1995, the Company entered into a sponsored research
agreement with a university to further study    IL-1's role in periodontal
disease.  Under this agreement, the Company made payments of $118,750 in aggregate, which started in September 1995.  This agreement terminated in
Fiscal 1998.

        Under a sponsored research agreement signed in December 1997, the Company agreed to fund an aggregate of $39,444 of IL-1 adjuvant studies.
During Fiscal 1998, $19,722 was paid. The remaining $19,722 is due upon receipt of the study's final report which was not received by June 30, 1998.

        d. Commitments
           -----------
        In September 1997, the Company engaged the services of BlueStone
Capital Partners, LP to act as Cistron's financial advisor as to corporate strategic and financial initiatives. The initial engagement is for a period of six months and may be renewed upon mutual consent of the parties.  The Company is obligated to pay BlueStone Capital $90,000 for the initial six month period and issue warrants to purchase 400,000 shares of the Company's common stock at $.25 per share. The Company would be obligated to make payments including certain percentage fees as well as to issue additional warrants to BlueStone to purchase up to an additional
400,000 shares, also at $.25 per share, should BlueStone assist Cistron in completing a merger, acquisition, joint venture, partnership, license or contract.

8.      MAJOR CUSTOMERS AND EXPORT SALES
        --------------------------------

        Sales to three customers constituted 50% (25%, 15% and 10%) of Fiscal
1996 sales respectively.   In Fiscal 1997, sales to four customers
constituted 65% (28%, 14%, 13% and 10%) of total sales and in Fiscal 1998, sales to three customers constituted 69% (34%, 24%, 11%) respectively of total sales.  One of these customers has sold its research products business, and, as such, after the first quarter of Fiscal 1999, the Company will not have sales to this customer.  Loss of any of these customers, if a comparable new customer were not found, would have a material adverse effect on the Company's sales.

        Export sales amounted to 25%, 18%, and 33% of sales in 1996, 1997, and 1998, respectively.

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


        B. On September 28, 1993, the Company filed suit in the U.S. District
Court against Immunex Corporation alleging misappropriation of trade secrets related to IL-1 and seeking damages therefor.

        In November 1996, the two companies agreed to settle all of Cistron's claims against Immunex and two former Immunex officers.  Under the settlement, Immunex will pay Cistron a total of $21 million; $11 million was paid in November 1996 and $3 million was paid in November 1997. The remaining $7 million will be payable at $3 million each year for two remaining years (November 1998 and 1999) and $1 million payable in
November 2000.    Immunex also assigned certain IL-1 patents to Cistron
under the settlement.

        Cistron is obligated to make payments under agreements with counsel and the Institutions based on the settlement. Cistron will net approximately
$14.3 million (pre-tax) from the aggregate Immunex payments, which net amount was recorded at its net present value in other income during Fiscal year 1997.


        C. In August 1997, Cistron filed suite in Virginia against Rebuild,
L.L.C. ("Rebuild") and against Dr. Henry Grausz, Cistron's former chairman, to recover $230,000 loaned to Rebuild in November 1996 and repayment of which was personally and unconditionally guaranteed by Dr.
Grausz. Dr. Grausz is a partner in Rebuild. The loan was due to be repaid on May 15, 1997. However, Rebuild did not repay the loan and Dr.
Grausz failed to repay the note on Rebuild's behalf. Cistron agreed to forbear collection efforts until July 31, 1997. On July 31, 1997 the note was not repaid by Rebuild or by Dr. Grausz. On October 10, 1997, judgment was entered in favor of the Company in the Circuit Court of Fairfax County
(Virginia) against Rebuild, LLC and Henry Grausz.  The judgment was for
$230,000 loan principal plus interest and attorneys' fees. The Company was informed that in December 1997, Dr. Grausz filed a petition under Chapter 11 of the Federal Bankruptcy Code. The Company is an unsecured creditor as to the judgment against Dr. Grausz entered in favor of the Company in October 1997. As of August 31, 1998, Dr. Grausz had not filed a reorganization plan.

        The Company has incurred legal fees (included in administrative and marketing) in the amount of $845,000, $440,532, and $67,422 for the years ended June 30, 1996, 1997, and 1998, respectively, in connection with patents and litigation (the Fiscal 1997 and 1998 amounts exclude amounts paid counsel as the result of settlement of the Immunex litigation).

10.     EARNINGS PER SHARE
        ------------------

        In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS") No. 128, "Earnings per
Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform to the provisions of SFAS No. 128. The following is a reconciliation of the numerators and denominators used to calculate Earning per Share:


                                                               Year Ended June 30,
                                                     1996             1997              1998
                                                -----------------------------------------------
Earnings per common share:
-------------------------
 Net income (loss) (numerator)                  $  (1,106,166)    $ 12,345,954    $   (476,479)
 Weighted average shares (denominator)             26,882,990       29,054,308      24,955,077
 Income (loss) per share                        $       (0.04)    $       0.42    $      (0.02)
                                                   ===========      ==========      ===========

Earnings per common share - assuming dilution:
---------------------------------------------
 Net income (loss) (numerator)                  $  (1,106,166)    $ 12,345,954    $   (476,479)
 Weighted average shares                           26,882,990       29,054,308      24,955,077
 Effect of dilutive options                             -            2,172,741           -
                                                   -----------      ----------      -----------
 Weighted average shares -
  assuming dilution (denominator)                  26,882,990       31,227,049      24,955,077
  Income (loss) per share                       $       (0.04)    $       0.40    $      (0.02)
                                                   ===========      ==========      ===========


11.     STOCK OPTIONS
        -------------

        In September 1994, the Board of Directors adopted an employee stock option plan (the "Plan") for the granting of stock options.  As of June
30, 1998, 1,079,376 shares of Common Stock were reserved for issuance in
connection with options under the Plan.   Options are granted at not less
than fair market value of the stock at the date of the grant, vest and generally become exercisable at the cumulative rate of 33% per annum commencing one year from the grant and expire ten years after issuance.
Incentive stock options that fully vest and become exercisable six months after the date of the grant (October 1996 and May 1998) have been granted to two employees. Other options to purchase the Company's Common Stock which are not part of the Plan have been granted to directors of the
Company, and to outside consultants at the then fair market value.  The options to the directors vest and become exercisable at the cumulative rate of 33% per annum commencing in the year of the grant except for one director's and one officer's options which fully vest and become exercisable six months after the date of the grant.


The activity in the plan is presented below:


                                        Shares Under Employee           Price Range     Weighted Average
                                        Incentive Stock Option Plan     Per Share       Price Per Share
                                        ----------------------------------------------------------------
Outstanding Options, June 30, 1995               971,261                .06 to .44            .22
Granted                                          140,577                   .38                .38
Exercised                                           -                       -                  -
Expired or Canceled                             (140,577)                  .26                .26
                                             -------------              ----------        -----------
Outstanding Options, June 30, 1996               971,261                .06 to .44            .23
Granted                                             -                       -                  -
Exercised                                         (2,000)               .13 to .44            .17
Expired or Canceled                              (15,651)               .13 to .44            .30
                                             -------------              ----------        -----------
Outstanding Options,  June 30, 1997              953,610                .06 to .44            .21
Granted                                           10,150                   .26                .26
Exercised                                        (45,197)                  .06                .06
Expired or Canceled                                 -                       -                  -
                                             -------------              ----------        -----------
Outstanding Options,  June 30, 1998              918,563                .06 to .44            .26
                                             -------------              ----------        -----------
Exercisable at June 30, 1998                     918,563
                                             -------------

                                             Other Options              Price Range     Weighted Average
                                             Warrants                   Per Share       Price Per Share
                                             -----------------------------------------------------------
Outstanding, June 30, 1995                       873,938                .02 to .30            .05
Granted                                          674,969                   .19                .19
Exercised                                           -                       -                  -
Expired or Canceled                                 -                       -                  -
                                             -------------              ----------        -----------
Outstanding, June 30, 1996                     1,548,907                .02 to .30            .11
Granted                                          250,000                   .50                .50
Exercised                                           -                       -                  -
Expired or Canceled                              (84,000)                  .30                .30
                                             -------------              ----------        -----------
Outstanding, June 30, 1997                     1,714,907                .02 to .50            .16
Granted                                          400,000                   .25                .25
Exercised                                           -                       -                  -
Expired or Canceled                                 -                       -                  -
                                             -------------              ----------        -----------
Outstanding, June 30, 1998                     2,114,907                .02 to .50            .18
                                             -------------              ----------        -----------
Exercisable at June 30, 1998                   2,114,907
                                             -------------

        The weighted average fair value of the stock options granted in 1996 and 1998 was $.18 and $.22 (no options were granted during the year ended
June 30, 1997), as determined using the Black-Scholes option pricing model with the following range of assumptions:


                                                   Year Ended June 30,
                                            1996           1997        1998
                                      ---------------------------------------
        Risk free interest rate       5.71% and 5.92%        -          5.48%
        Expected dividend yield              -               -           -
        Expected stock volatility                101%        -           102%
        Expected option life                 10 years        -       10 years



        The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized by the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial
Accounting Standards No. 123 "Accounting for Stock Based Compensation"
(SFAS 123), the Company's net loss would have been reduced to the pro forma amounts indicated below:


                                                   Year Ended June 30,
                                      1996             1997           1998
                                ----------------------------------------------

Net income (loss):
        As reported             $ (1,106,166)     $ 12,345,954     $ (476,479)
        Pro forma                 (1,256,892)       12,345,954       (478,743)

Net income (loss) per share:
       As reported:
          Basic                      $ (0.04)          $  0.42        $ (0.02)
          Diluted                      (0.04)             0.40          (0.02)
       Pro forma:
          Basic                      $ (0.05)          $  0.42        $ (0.02)
          Diluted                      (0.05)             0.40          (0.02)


        The Company granted 250,000 stock warrants to non-employees that were
immediately exercisable at a price of $.50 per share in 1997.   The fair
value of these warrants was determined to be approximately $60,000.
During 1998, the Company granted 400,000 stock warrants exercisable at
$.25 per share to non-employees that vested over a six-month period.  The fair value of these warrants was determined to be $65,000 which amount was
recorded as consulting expense.   The Company utilized the Black-Scholes
option pricing model to determine the fair value of these grants.

During Fiscal 1998, the Company's shareholders approved the 1997
Incentive and Non-Incentive Stock Option Plan which reserved an additional
1,200,000 shares of common stock for options which the Board of Directors may grant to employees and/or non-employees. As of June 30, 1998, no options were granted under this plan.



INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No.
33-13704 of Cistron Biotechnology, Inc. on Forms S-8 of our report dated
September 11, 1998, appearing in this Annual Report on form 10-K of Cistron Biotechnology, Inc. for the year ended June 30, 1998.




/Deloitte & Touche LLP/
Parsippany, New Jersey

September 28, 1998