Form 10-Q
period 1998-09-30
CISTRON BIOTECHNOLOGY INC
filed 1998-11-16
CIK 793725


                     ----------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ----------------------------------

                                 FORM 10-Q

               _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1998

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

                              Yes _X_ No ___

    The aggregate number of Registrant's outstanding shares on November 10, 1998 was 24,317,020 shares of Common Stock, .01 par value.

                            Page 1 of 13 pages

                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                       (A DEVELOPMENT STAGE COMPANY)
                        ---------------------------

                                  INDEX
                                  -----

                                                                         PAGE

PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

           Balance sheets as of September 30, 1998 and June 30, 1998...    3

           Statements of operations for the three months ended
           September 30, 1998 and 1997.................................    4

           Statements of cash flows for the three months ended
           September 30, 1998 and 1997.................................    5

           Notes to financial statements...............................    6

           Item 2. Management's discussion and analysis of results of
           operations and financial condition..........................    8

PART II - OTHER INFORMATION............................................   11

          Item 2. Changes in Securities................................   11

          Item 5. Other Information....................................   12

          Item 6. Exhibits and Report on Form 8-K......................   12

          Signatures...................................................   13


                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                                 BALANCE SHEETS
                                 --------------

                                                    June 30,      September 30,
                                                      1998            1998
                                                   ------------   -------------
                                                                   (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and equivalents                              $  5,832,031    $  5,597,609
 Accounts receivable-trade                              101,859          58,505
 Accounts receivable-other                            2,940,673       2,980,222
 Inventories                                              3,635           2,548
 Taxes receivable                                       329,024         329,024
 Notes receivable $230,000; reserve $230,000"                 -               -
                                                     ----------      ----------
TOTAL CURRENT ASSETS                                  9,207,222       8,967,908

ACCOUNTS RECEIVABLE - OTHER - Long Term               3,670,221       3,721,116
                                                     ----------      ----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                                502,908         502,908
 Furniture and fixtures                                 147,113         147,113
 Leasehold improvements                                  77,674          77,674
                                                        727,695         727,695
                                                     ----------      ----------
 Less: Accumulated depreciation                         701,477         702,736
                                                     ----------      ----------
                                                         26,218          24,959
                                                     ----------      ----------
SECURITY DEPOSITS                                        23,938          23,938
                                                     ----------      ----------
PATENTS, Net of accumulated amortization
of $14,536 and $15,198, respectively                     22,569          21,907
DEFERRED TAX ASSET                                       49,313          49,313
TOTAL ASSETS                                       $ 12,999,481    $ 12,809,141
                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accrued expenses and accounts payable             $    114,894    $     71,637
 Taxes payable                                          348,898         284,718
 Other current liabilities                              691,058         700,352
                                                     ----------      ----------
TOTAL CURRENT LIABILITIES                             1,154,850       1,056,707
                                                     ----------      ----------
 Other non-current liabilities                          902,174         914,693
                                                     ----------      ----------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000 shares
 authorized; issued and outstanding 26,930,187
 shares in each period                                  269,302         269,302
 Additional paid-in capital                           8,683,680       8,683,680
 Earnings accumulated during the development stage    2,384,125       2,279,409
 Treasury stock 3,946,500 shares at cost               (394,650)       (394,650)
                                                     ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                           10,942,457      10,837,741
                                                     ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 12,999,481    $ 12,809,141
                                                     ==========      ==========

                     See accompanying notes to financial statements.

                                        -3-

                                CISTRON BIOTECHNOLOGY, INC.
                                ---------------------------
                                 STATEMENTS OF OPERATIONS
                                 ------------------------
                                        (UNAUDITED)
                                                                               February 2, 1982
                                                                               (commencement of
                                             Three Months ended September 30,   operations) to
                                                   1997              1998      September 30, 1998
                                             ----------------------------------------------------
Sales.......................................  $    175,290     $    153,570      $  9,568,555
Cost of sales...............................        81,315           79,634         4,196,963
                                                ----------       ----------        ----------
       Gross profit.........................        93,975           73,936         5,371,592
Other income:
  Litigation settlements....................             -                -        14,684,206
  License fees and funded research..........       100,000                -         4,111,149
Expenses:
  Research and development..................        98,420          103,661         8,647,007
  Administrative and marketing..............       319,393          225,669        11,432,731
  Occupancy.................................        46,122           50,213         2,521,178
                                                ----------       ----------        ----------
Total expenses..............................       463,935          379,543        22,600,916
       Operating income (loss)..............      (269,960)        (305,607)        1,566,031
Interest income/(expense) - net.............       138,282          136,711         1,017,275
Other expense...............................             -                -            59,895
Amortization of deferred financing costs....             -                -           173,079
Acquisition expense.........................             -                -           429,620
                                                ----------       ----------        ----------
Income (loss) before income taxes
 and extraordinary credit...................      (131,678)        (168,896)        1,920,712
Income tax provision (benefit)..............       (63,338)         (64,180)        1,403,619
                                                ----------       ----------        ----------
Income/(loss) before extraordinary credit...       (68,340)        (104,716)          517,093
Extraordinary credit - benefit of tax loss
  carryforward..............................             -                -           262,838
                                                ----------       ----------        ----------
       Net income/(loss)....................  $    (68,340)    $   (104,716)     $    779,931
                                                ==========       ==========        ==========
Net loss per share..........................  $          -     $          -
Weighted average shares outstanding.........    26,884,990       22,983,687
                                                ==========       ==========
Net income/(loss) per share -
 assuming dilution..........................  $          -     $          -
                                                ==========       ==========
Weighted average shares outstanding
 assuming dilution..........................    26,884,990       22,983,687
                                                ==========       ==========

                            See accompanying notes to financial statements
                                                -4-

                                      CISTRON BIOTECHNOLOGY, INC.
                                      ---------------------------
                                       STATEMENTS OF CASH FLOWS
                                       ------------------------
                                              (UNAUDITED)
                                              -----------
                                                                                         February 2, 1982
                                                                                         (commencement of
                                                     Three Months ended September 30,     operations) to
                                                            1997              1998       September 30, 1998
                                                     ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                         $    190,323      $    199,319      $  11,454,013
 Cash paid to suppliers and employees                   (1,112,103)         (504,529)       (31,623,299)
 Interest received                                          69,655            68,080            674,137
 Acquisition expenses paid                                       -                 -           (429,620)
 Royalties, research funding, license fees received        100,000                 -          2,677,987
 Other receipts                                                 82             2,708         15,140,256
                                                        ----------        ----------        -----------
  Net cash provided by (used in) operating activities     (752,043)         (234,422)        (2,106,526)
                                                        ----------        ----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                                   -                 -             15,097
 Issuance of note receivable                                     -                 -           (230,000)
 Purchase of property and equipment                              -                 -           (762,472)
                                                        ----------        ----------        -----------
  Net cash (used in) investing activities                        -                 -           (977,375)
                                                        ----------        ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock and
  additional contributions                                       -                 -          9,946,398
 Principal payments on notes payable                             -                 -           (870,238)
                                                        ----------        ----------        -----------
 Purchase of treasury stock                                      -                 -           (394,650)
                                                        ----------        ----------        -----------
  Net cash provided by financing activities                      -                 -          8,681,510
                                                        ----------        ----------        -----------
  Net change in cash and cash equivalents                 (752,043)         (234,422)         5,597,609
CASH AND CASH EQUIVALENTS, beginning of period           6,368,228         5,832,031                 -
                                                        ----------        ----------        -----------
CASH AND CASH EQUIVALENTS, end of period              $  5,616,185      $  5,597,609      $   5,597,609
                                                        ==========        ==========        ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                   $    (68,340)     $   (104,716)     $     779,931
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                              1,976             1,921            744,786
  Issuance of warrants                                      65,000                 -             65,000
  Deferred income taxes                                    (77,163)                -            (49,313)
  Loss on disposal of property and equipment                 4,552                 -              8,531
  Increase in reserve for note receivable                        -                 -            230,000
  Amortization of deferred financing costs and other             -                 -            195,179
  Decrease (increase) in assets:
   Accounts receivable                                      12,257            43,354            (58,505)
   Inventory                                                 1,115             1,087             (2,548)
   Taxes receivable                                              -                 -           (329,024)
   Notes and other long-term receivables                   (90,440)          (90,444)        (6,717,038)
   Security Deposits                                             -                 -            (23,938)
   Intangible assets                                             -                 -            (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                  (576,638)          (43,257)         1,536,653
  Other current and non-current liabilities                (24,362)          (42,367)         1,550,865
                                                        ----------        ----------        -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:  $   (752,043)     $   (234,422)     $  (2,106,526)
                                                        ==========        ==========        ===========

                                 See accompanying notes to financial statements

                                                       -5-

                            CISTRON BIOTECHNOLOGY, INC.
                            ---------------------------
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. BASIS OF PRESENTATION
   ---------------------

   The financial statements for the periods ended September 30, 1998 and 1997 have been prepared without audit and, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows at September 30, 1998 and 1997 and for the periods then ended have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

B. OTHER INCOME
   ------------

   During the three-month period ended September 30, 1997, the Company received non-refundable research and development funding of $100,000 representing the ninth of 10 consecutive quarterly research and development payments of $100,000 which another company had agreed to make to Cistron.

C. INCOME TAXES
   ------------

   Tax benefits of $63,338 and $64,180 were recorded in the three-month periods ended September 30, 1997 and 1998, respectively, against the net losses incurred.

D. ACCOUNTS RECEIVABLE
   -------------------

   Accounts receivable - other consists of amounts due in November 1998 (current) and amounts due in November 1999 and 2000 (long term) pursuant to a litigation settlement agreement entered into in 1996. Long-term amounts have been discounted to reflect their present value.

E. CHANGES IN SHAREHOLDERS' EQUITY
   -------------------------------

   During the three-month period ended September 30, 1997, shareholders' equity decreased by a net loss of $68,340 which was partially offset by a $65,000 increase in additional paid-in capital as the result of recording the value of warrants issued to third parties. During the three-month period ended September 30, 1998, shareholders' equity decreased due to a net loss of $104,716.

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

                                              Three Months Ended
                                                 September 30,
                                           1997               1998
                                     --------------------------------
Earnings per common share:
------------------------------
 Net income (loss) (numerator)       $    (68,340)      $   (104,716)
 Weighted average shares
  (denominator)                        26,884,990         22,983,687
Income (loss) per share              $          -       $          -
                                       ==========         ==========

Earnings per common share -
 assuming dilution:
-----------------------------

Net income (loss) (numerator)        $    (68,340)      $   (104,716)
Weighted average shares                26,884,990         22,983,687
Effect of dilutive options                      -                  -
                                       ==========         ==========

Weighted average shares -
  assuming dilution (denominator)      26,884,990         22,983,687

Income (loss) per share              $          -       $          -
                                       ==========         ==========

G. NEW ACCOUNTING PRONOUNCEMENT
   ----------------------------

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement became effective for the Company during the current year. The Company is currently in compliance with this accounting pronouncement.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition
         --------------------------------------------------

        The following discussion should be read in conjunction with and is qualified in its entirety by the accompanying financial information and notes thereto, and management's discussion and analysis of results of operations and financial condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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

        The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Company's products by the Food and Drug Administration ("FDA"). At September 30, 1998, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise. Specifically, the Company has expended funds relating to the dental assay and vaccine adjuvant programs. With respect to financial planning, from September 1997 to September 1998, the Company engaged the services of BlueStone Capital Partners, LP ("Bluestone") to act as Cistron's financial advisor as to corporate strategic and financial initiatives. In October 1998, the Company engaged Genome Securities, Inc. to act in this capacity. Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No.7, the Company believes that it continues to be in the development stage.

Three Months Ended September 30, 1998 and Three Months Ended September 30, 1997
-------------------------------------------------------------------------------

        Sales decreased $21,720 (12.4%) in the quarter ended September 30, 1998 versus the same period of the prior year due to decreased bulk cytokine assay kit components offset, in part, by increased bulk cytokine protein sales. While customers may vary, Cistron's product sales are usually concentrated among a limited number of customers. In the quarter ended September 30, 1997, two customers accounted for approximately 65% of sales while in the quarter ended September 30, 1998, three customers accounted for approximately 60% of sales. Export sales decreased $35,975 (55.0%) primarily due to decreased bulk assay kit component sales. Domestic sales increased $14,255 (13.0%) due to increased protein sales, offset, in part, by lower bulk assay kit component sales.

        Cost of sales decreased $1,681 (2.1%) from the prior year due to the lower sales volume, offset, in part, by increased manufacturing salary expense.

        During the quarter ended September 30, 1997, the Company received non-refundable research and development funding of $100,000, representing the ninth of 10 consecutive quarterly research and development payments of $100,000 which another company had agreed to make to Cistron.

        Operating expenses decreased $84,392 (18.2%) in the quarter ended September 30, 1998 versus the same quarter of the prior year. Research and development expenses increased $5,241 (5.3%) due to higher external research funding for vaccine adjuvant studies, offset, by lower research salary and consulting expenses.

        Administrative and marketing expenses decreased $93,724 (29.3%) primarily due to lower consulting expenses in the quarter ended September 30, 1998 as compared to last year's quarter, in which BlueStone Capital Partners, LP were engaged and $65,000 was charged as non-cash compensation related to the issuance of an initial warrant to purchase 400,000 shares. Occupancy expenses increased $4,091 (8.9%) as the result of higher utility expenses incurred in the quarter ended September 30, 1998 than in the same quarter of the previous year.

        Interest income of $68,080 was earned on the investment of higher cash balances. In addition, net interest income of $68,631 was recognized on accounts receivable-other and other non-current liabilities to reflect the increase in their present value.

        The Company had an operating loss of $305,607 in the quarter and there can be no assurance that its operations will reach profitability.

Liquidity and Capital Resources
-------------------------------

        At September 30, 1998, the Company had current assets of $8,967,908 including cash and cash equivalents of $5,597,609 and had current liabilities of $1,056,707. Cash used in the quarter ended September 30, 1998 was largely for operating expenses.

        In September 1997, the Company engaged the services of BlueStone Capital Partners, LP to act as Cistron's financial advisor as to corporate strategic and financial initiatives. The Company's agreement with BlueStone was not renewed at its expiration in September 1998. In October 1998, Cistron engaged Genome Securities, Inc., whose Chairman and CEO, Robert Naismith, Ph. D. is also a member of the Company's Board of Directors, to perform these services. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or
the sale of the Company.   There can be no assurances that any of these
discussions will result in any agreements with the Company.

        On June 30, 1998, Cistron and Pasteur Merieux Serums & Vaccins, S.A. (PMS&V), the world's largest vaccine company, entered into a letter of intent for an option and license agreement pertaining to the use of IL-1 as a vaccine adjuvant in the fields of preventive and therapeutic vaccines.
On October 30, 1998, PMS&V purchased 1,333,333 shares of Cistron common stock at approximately $.75 per share and received warrants to purchase 666,667 additional shares at $.25 per share, for an aggregate price of $1,000,000. BlueStone Capital is entitled to a fee from Cistron of 7% of this transaction and to receive an additional warrant to purchase 400,000 shares of common stock at $.25 per share.

        Simultaneously, the parties also entered into an option and collaboration agreement, under which PMS&V obtained a three-year option to acquire an exclusive license to use Cistron's interleukin-1 beta technology in the fields of therapeutic and preventive vaccines. Under that agreement, PMS&V also agreed to fund Cistron's vaccine adjuvant development program over the three-year period for $900,000. The agreement contemplates that PMS&V will conduct its own preclinical and clinical work on the use of IL-1 beta as a vaccine adjuvant in these fields.

        If the option is exercised, Cistron could receive an aggregate of $31 million in milestone payments based upon the development progress of adjuvanted vaccine products using Cistron's IL-1 beta technology or joint technology developed by the parties, through clinical trials and FDA approvals, provided PMS&V exercises all its rights under the agreement and subject to completion of the development program as currently contemplated. Cistron would also receive royalties should PMS&V sell vaccines using that technology.

        There can be no assurance that PMS&V will exercise its option to license IL-1 adjuvant rights or if they do, that product development milestones will be achieved.

        Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 1999 and beyond.

PART II - OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings
        -----------------
        Not applicable.


Item 2.	Changes in Securities
        ---------------------
        a.  Not applicable.

        b.  Not applicable.

        c. On October 30, 1998, the Company issued and sold to Pasteur Merieux Serums & Vaccins, S.A. ("PMS&V") 1,333,333 shares of Common Stock of the Company (the "Common Stock") and a warrant to purchase 666,667 shares of Common Stock at an exercise price of $.25 per share, for an aggregate consideration of $1,000,000, under the terms of a Common Stock and Warrant Purchase Agreement dated as of October 30, 1998 between the Company and PMS&V. The shares of Common Stock and the warrant were purchased for investment and the issuance of those securities was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 thereunder. The certificate representing the shares of Common Stock and the warrant were appropriately legended to reflect that they have not been registered under said Act.
        On October 30, 1998, at partial compensation for the financial advisory services of BlueStone Capital Partners, L.P. ("BlueStone"), on the transactions described in the preceding paragraph, the Company issued to BlueStone's designee, Robert Naismith, Ph.D. (a former Managing Director of BlueStone), a warrant to purchase 400,000 shares of Common Stock at an exercise price of $.25 per share. The warrant was purchased for investment and the issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The warrant was appropriately legended to reflect that neither it nor the shares of Common Stock issuable upon exercise of the warrant have been registered under said Act.


Item 3.	Defaults upon Senior Securities
        -------------------------------
        Not applicable.


Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
	Not applicable.

Item 5.	Other Information
        -----------------
        On October 30, 1998, PMS&V purchased 1,333,333 shares of Cistron common stock at approximately $.75 per share and received warrants to purchase 666,667 additional shares at $.25 per share, for an aggregate price of $1,000,000. PMS&V was granted demand and piggyback registration rights with certain priorities (i.e. PMS&V will be included in the registration of a potential future offering of other securities of the Company).

        Simultaneously, the parties also entered into an option and collaboration agreement, under which PMS&V obtained a three-year option to acquire an exclusive license to use Cistron's interleukin-1 beta technology in the fields of therapeutic and preventive vaccines. Under that agreement, PMS&V also agreed to fund Cistron's vaccine adjuvant development program over the three-year period for $900,000. The agreement contemplates that PMS&V will conduct its own preclinical and clinical work on the use of IL-1 beta as a vaccine adjuvant in these fields.

        If the option is exercised, Cistron could receive an aggregate of $31 million in milestone payments based upon the development progress of adjuvanted vaccine products using Cistron's IL-1 beta technology or joint technology developed by the parties, through clinical trials and FDA approvals, provided PMS&V exercises all its rights under the agreement and subject to completion of the development program as currently contemplated. Cistron would also receive royalties should PMS&V sell vaccines using that technology.


Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------
        a.  Exhibit.

            4.1 Common Stock Purchase Warrant of Registrant issued to Kirkland & Ellis LLP to purchase 250,000 shares of Common Stock.

            4.1a Amendment to Common Stock Purchase Warrant of
                 Registrant issued to Kirkland & Ellis LLP to purchase 250,000 shares of Common Stock.

            4.2 Common Stock Purchase Warrant of Registrant issued to BlueStone Capital Partners, L.P. to purchase
                 400,000 shares of Common Stock.

            4.3 Common Stock and Warrant Purchase Agreement pursuant to which Pasteur Merieux Serums & Vaccins, S.A. purchased 1,333,333 shares of Common Stock and a warrant to purchase 666,667 shares of Common Stock.

            4.4 Registration Rights Agreement between Registrant and Pasteur Merieux Serums & Vaccins, S.A.

            4.5 Common Stock Purchase Warrant of Registrant issued to Robert Naismith, Ph.D. to purchase 400,000 shares of Common Stock.

           10.18 Collaboration and Option Agreement between
                 Registrant and Pasteur Merieux Serums & Vaccins, S.A.
                 + Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

           10.19 Letter of engagement, dated October 5, 1998, between Registrant and Genome Securities, Inc.

           27.   Financial Data Schedule

        b.  Reports on Form 8-K.  Not applicable.


                            _________________________

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 10, 1998                 CISTRON BIOTECHNOLOGY, INC.


                                        BRUCE C. GALTON
                                        ----------------
                                        Bruce C. Galton
                                        Chairman & CEO,
                                        Chief Financial Officer and
                                        Treasurer
                                        (Principal Financial and
                                          Accounting Officer)