Form 10-Q
period 1998-12-31
CISTRON BIOTECHNOLOGY INC
filed 1999-02-16
CIK 793725

                       ==================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ==================================

                                  FORM 10-Q
                                  ---------

                _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998


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


                             Yes _X_ No ___

The aggregate number of Registrant's outstanding shares on February 10, 1999 was 24,317,020 shares of Common Stock, .01 par value.

                          Page 1 of 14 pages


                      CISTRON BIOTECHNOLOGY, INC.
                      ---------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                       ---------------------------


                                 INDEX
                                 -----




                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance sheets as of December 31, 1998 and June 30, 1998..........   3

         Statements of operations for the three months and six months ended
         December 31, 1998 and 1997........................................   4

         Statements of cash flows for the six months ended
         December 31, 1998 and 1997........................................   6

         Notes to financial statements.....................................   7

        Item 2. Management's discussion and analysis of results of
        operations and financial condition.................................   9


PART II -  OTHER INFORMATION ..............................................  13

        Item 1. Legal Proceedings..........................................  13

        Item 2. Changes in Securities......................................  13

        Item 3. Defaults upon Senior Securities............................  13

        Item 4. Submission of Matters to a Vote of Security Holders........  13

        Item 5. Other Information..........................................  13

        Item 6. Exhibits and Report on Form 8-K............................  13

        Signatures.........................................................  14


                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                               BALANCE SHEETS
                               --------------

                                                         June 30,      December 31,
ASSETS                                                    1998            1998
------                                                ------------     ------------
CURRENT ASSETS:                                                         (unaudited)
 Cash and equivalents                                 $  5,832,031     $  8,592,213
 Accounts receivable-trade                                 101,859           36,422
 Accounts receivable-other                               2,940,673        2,865,501
 Inventories                                                 3,635              793
 Taxes receivable                                          329,024          329,024
 Notes receivable $230,000; reserve $230,000                     -                -
                                                        ----------       ----------
TOTAL CURRENT ASSETS                                     9,207,222       11,823,953

ACCOUNTS RECEIVABLE - OTHER - Long Term                  3,670,221          906,510
                                                        ----------       ----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                                   502,908          502,908
 Furniture and fixtures                                    147,113          147,113
 Leasehold improvements                                     77,674           77,674
                                                        ----------       ----------
                                                           727,695          727,695
 Less: Accumulated depreciation                            701,477          703,995
                                                        ----------       ----------
                                                            26,218           23,700
                                                        ----------       ----------
SECURITY DEPOSITS                                           23,938           23,938
                                                        ----------       ----------
PATENTS, Net of accumulated amortization
of $14,536 and $15,861, respectively                        22,569           21,244
                                                        ----------       ----------
DEFERRED TAXES                                              49,313           49,313
                                                        ----------       ----------
TOTAL ASSETS                                          $ 12,999,481     $ 12,848,658
                                                        ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accrued expenses and accounts payable                $    114,894     $     66,320
 Taxes payable                                             348,898          165,548
 Deferred revenues                                               -           69,750
 Other current liabilities                                 691,058          673,387
                                                        ----------       ----------
TOTAL CURRENT LIABILITIES                                1,154,850          975,005
                                                        ----------       ----------
 Other non-current liabilities                             902,174          253,818
                                                        ----------       ----------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000 shares
  authorized; issued and outstanding 26,930,187 shares
  and 28,263,520 respectively                              269,302          282,635
 Additional paid-in capital                              8,683,680        9,600,347
 Earnings accumulated during the development stage       2,384,125        2,131,503
 Treasury stock 3,946,500 shares at cost                  (394,650)        (394,650)
                                                        ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                              10,942,457       11,619,835
                                                        ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 12,999,481     $ 12,848,658
                                                        ==========       ==========
                          See accompanying notes to financial statements

                                           - 3 -

                                  CISTRON BIOTECHNOLOGY, INC.
                                  ---------------------------
                                   STATEMENTS OF OPERATIONS
                                   ------------------------
                                         (UNAUDITED)
                                         -----------

                                                                                  February 2, 1982
                                                                                  (commencement of
                                               Three Months ended December 31,     operations) to
                                                    1997              1998        December 31, 1998
                                               ----------------------------------------------------
Sales......................................   $     90,545      $     51,210      $  9,619,765
Cost of sales..............................         66,445            75,884         4,272,847
                                                ----------        ----------        ----------
  Gross profit.............................         24,100           (24,674)        5,346,918
                                                ----------        ----------        ----------
Other income:
  Litigation settlements...................              -                 -        14,684,206
  License fees and funded research.........        100,000            69,750         4,180,899
                                                ----------        ----------        ----------
Expenses:
  Research and development.................        271,487            51,981         8,698,988
  Administrative and marketing.............        283,324           248,662        11,681,393
  Occupancy................................         47,756            48,582         2,569,760
                                                ----------        ----------        ----------
Total expenses.............................        602,567           349,225        22,950,141
                                                ----------        ----------        ----------
  Operating income/(loss)..................       (478,467)         (304,149)        1,261,882
Interest income/(expense) - net............        146,901            65,593         1,082,868
Other expense..............................              -                 -            59,895
Amortization of deferred financing costs...              -                 -           173,079
Acquisition expense........................              -                 -           429,620
                                                ----------        ----------        ----------
Income/(loss) before income taxes
  and extraordinary credit.................       (331,566)         (238,556)        1,682,156
Income tax provision (benefit).............        (88,626)          (90,651)        1,312,968
                                                ----------        ----------        ----------
Income/(loss) before extraordinary credit..       (242,940)         (147,905)          369,188
Extraordinary credit - benefit of tax loss
  carryforward.............................              -                 -           262,838
                                                ----------        ----------        ----------
  Net income/(loss)........................   $   (242,940)     $   (147,905)     $    632,026
                                                ==========        ==========        ==========
Net loss per share.........................   $      (0.01)     $      (0.01)
                                                ==========        ==========
Weighted average shares outstanding........     26,903,167        24,317,020
                                                ==========        ==========
Net income/(loss) per share -
  assuming dilution........................   $      (0.01)     $      (0.01)
                                                ==========        ==========
Weighted average shares outstanding -
  assuming dilution........................     26,903,167        24,317,020
                                                ==========        ==========

                              See accompanying notes to financial statements

                                                 - 4 -

                                CISTRON BIOTECHNOLOGY, INC.
                                ---------------------------
                                 STATEMENTS OF OPERATIONS
                                 ------------------------
                                        (UNAUDITED)
                                         ---------
                                                                                 February 2, 1982
                                                                                 (commencement of
                                               Six Months ended December 31,      operations to
                                                   1997              1998        December 31, 1998
                                               ---------------------------------------------------
Sales......................................  $    265,835      $    204,780      $  9,619,765
Cost of sales..............................       147,760           155,518         4,272,847
                                               ----------        ----------        ----------
  Gross profit.............................       118,075            49,262         5,346,918
Other revenues:                                ----------        ----------        ----------
  Litigation settlement, net...............             -                 -        14,684,206
  License fee and funded research..........       200,000            69,750         4,180,899
                                               ----------        ----------        ----------
Expenses:
  Research and development.................       369,907           155,642         8,698,988
  Administrative and marketing.............       602,717           474,331        11,681,393
  Occupancy................................        93,878            98,795         2,569,760
                                               ----------        ----------        ----------
Total expenses.............................     1,066,502           728,768        22,950,141
                                               ----------        ----------        ----------
  Operating income (loss)..................      (748,427)         (609,756)        1,261,882
Interest income/(expense) - net............       285,183           202,304         1,082,868
Other expense..............................             -                 -            59,895
Amortization of deferred financing costs...             -                 -           173,079
Acquisition expense........................             -                 -           429,620
                                               ----------        ----------        ----------
(Income)/loss before income taxes
  and extraordinary credit.................      (463,244)         (407,452)        1,682,156
Income tax provision (benefit).............      (151,964)         (154,831)        1,312,968
                                               ----------        ----------        ----------
Income/(loss) before extraordinary credit..      (311,280)         (252,621)          369,188
Extraordinary credit - benefit of tax loss
   carryforward..........................               -                 -           262,838
                                               ----------        ----------        ----------
  Net income/(loss)........................  $   (311,280)     $   (252,621)     $    632,026
                                               ==========        ==========        ==========
Net loss per share.........................  $      (0.01)     $      (0.01)
                                               ==========        ==========
Weighted average shares outstanding........    26,894,079        24,317,020
                                               ==========        ==========
Net loss per share - assuming dilution.....  $      (0.01)     $      (0.01)
                                               ==========        ==========
Weighted average shares outstanding -
  assuming dilution........................    26,894,079        24,317,020
                                               ==========        ==========

                                     See accompanying notes to financial statements

                                                         - 5 -

                                     CISTRON BIOTECHNOLOGY, INC.
                                     ---------------------------
                                      STATEMENTS OF CASH FLOWS
                                      ------------------------
                                            (UNAUDITED)
                                            -----------
                                                                                         February 2, 1982
                                                                                         (commencement of
                                                       Six Months ended December 31,      operations) to
                                                            1997              1998       December 31, 1998
                                                      ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $    296,511      $    274,580     $  11,529,274
  Cash paid to suppliers and employees                  (2,674,802)       (1,726,880)      (32,845,650)
  Interest received                                        147,929           139,304           745,361
  Acquisition expenses paid                                      -                 -          (429,620)
  Royalties, research funding, license fees received       200,000           139,500         2,817,487
  Other receipts                                         3,000,426         3,003,678        18,141,226
                                                        ----------        ----------       -----------
  Net cash provided by (used in) operating activities      970,064         1,830,182          (41,922)
                                                        ----------        ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of note receivable                                  -                 -           15,097
  Issuance of note receivable                                    -                 -         (230,000)
  Purchase of property and equipment                        (3,926)                -         (762,472)
                                                        ----------        ----------       -----------
  Net cash (used in) investing activities                   (3,926)                -         (977,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of capital stock and
   additional contributions                                  2,879           930,000        10,876,398
  Principal payments on notes payable                            -                 -          (870,238)
  Purchase of treasury stock                              (394,650)                -          (394,650)
                                                        ----------        ----------       -----------
  Net cash provided by financing activities               (391,771)          930,000         9,611,510
                                                        ----------        ----------       -----------
  Net change in cash and cash equivalents                  574,367         2,760,182         8,592,213
CASH AND CASH EQUIVALENTS, beginning of period           6,368,228         5,832,031                 -
                                                        ----------        ----------       -----------
CASH AND CASH EQUIVALENTS, end of period              $  6,942,595      $  8,592,213     $   8,592,213
                                                        ==========        ==========       ===========
RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                   $   (311,280)     $   (252,621)    $     632,026
  Adjustments to reconcile net income (loss) to net
   cash provided used in operating activities:
  Depreciation and amortization                              3,377             3,843           746,708
  Issue of warrants                                         65,000                 -            65,000
  Deferred income taxes                                   (165,789)                -           (49,313)
  Loss on disposal of property and equipment                 4,552                 -             8,531
  Increase in reserve for note receivable                        -                 -           230,000
  Amortization of deferred financing costs                       -                 -           195,179
  Decrease (increase) in assets:
   Accounts receivable                                      24,808            65,437           (36,422)
   Inventory                                                 1,889             2,842              (793)
   Taxes receivable                                            475                 -          (329,024)
   Notes and other receivables                           2,819,120         2,838,883        (3,787,711)
   Security deposit                                              -                 -           (23,938)
   Intangible assets                                             -                 -           (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                  (810,714)          (48,575)         1,531,335
   Other current and non-current liabilities              (661,374)         (779,627)           813,605
                                                        ----------        ----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES)  $    970,064      $  1,830,182     $      (41,922)
                                                        ==========        ==========       ============

                                See accompanying notes to financial statements

                                                   - 6 -

                             CISTRON BIOTECHNOLOGY, INC.
                             ---------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                    (Unaudited)




A. BASIS OF PRESENTATION

   The financial statements for the three and six month periods ended December 31, 1998 and 1997 have been prepared without audit and, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows at December 31, 1998 and 1997 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. OTHER INCOME

   During the three and six-month periods ended December 31, 1997, the Company received non-refundable research and development funding of $100,000 and $200,000, respectively, representing the last two of 10 consecutive quarterly research and development payments of $100,000 which another company had agreed to make to Cistron.

   During the three-month period ended December 31, 1998, the Company received $75,000 ($69,750 net of amounts due BlueStone Capital Partners, LP ("BlueStone") of funded research under an agreement with Pasteur Merieux Connaught ("PMC").


C. INCOME TAXES

   Tax benefits of $88,626 and $90,651 were recorded in the three-month periods ended December 31, 1997 and 1998, respectively, against the net losses incurred. Tax benefits of $151,964 and $154,831 were recorded in the six-month periods ended December 31, 1997 and 1998, respectively, against the net losses incurred.

D. ACCOUNTS RECEIVABLE

   Accounts receivable - other consists of amounts due in November 1999 (current) and amounts due in November 2000 (long term) pursuant to a litigation settlement agreement entered into in 1996. Long-term amounts have been discounted to reflect their present value.

E. CHANGES IN SHAREHOLDERS' EQUITY

   During the six-month period ended December 31, 1997, shareholders' equity $638,050 due to net losses of $311,280, and due to the repurchase of approximately 4 million shares of the Company's common stock that has been recorded as treasury stock. During the six-month period ended December 31, 1998, shareholders' equity increased $677,378 due to the sale of 1,333,333 shares of common stock to Pasteur Merieux Serums & Vaccins, S.A. ("PMS&V") for $1 million less $70,000 due to BlueStone on the transaction offset, in part, by a net loss of $252,621.

F. EARNINGS PER SHARE CALCULATIONS

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

                                      Three Months Ended             Six Months Ended
                                         December 31,                   December 31,
                                     1997            1998           1997          1998
                                -----------------------------------------------------------
Earnings per common share:
-------------------------
 Net income (loss) (numerator)  $   (242,940)  $   (147,905)  $   (311,280)  $    (252,621)
 Weighted average shares
  (denominator)                   26,903,167     23,896,730     26,894,079      23,440,209
 Income (loss) per share        $      (0.01)  $      (0.01)  $      (0.01)   $      (0.01)
                                  ==========     ==========     ==========      ==========
Earnings per common share -
assuming dilution:
---------------------------
Net income (loss) (numerator)   $   (242,940)  $   (147,905)  $   (311,280)   $   (252,621)

Weighted averageshares            26,903,167     23,896,730     26,894,079      23,440,209

Effect of dilutive options                 -              -              -               -
                                  ==========     ==========     ==========      ==========
Weighted average shares -
assuming dilution (denominator)   26,903,167     23,896,730     26,894,079      23,440,209

Income (loss) per share         $      (0.01)  $      (0.01)  $      (0.01)   $      (0.01)
                                  ==========     ==========     ==========      ==========

G. NEW ACCOUNTING PRONOUNCEMENT

   In June 1997, The Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both standards became effective for the Company during the current year and have been implemented by management. The impact of these new standards on the Company's financial statements is immaterial.

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

Results of Operations
---------------------

The Company sells its products to the research market and has not generated significant revenues therefrom. The Company has entered into discussions
with another company regarding Cistron's   IL-1 research product line.
Should these discussions result in an agreement, Cistron would grant the other company an exclusive sublicense to produce and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market. If consummated, Cistron would cease research market sales. If such agreement were successfully concluded, Cistron would devote its efforts solely towards therapeutic and diagnostic applications of the Company's technologies. There can be no assurance that an agreement regarding the sublicense of the research product line will be reached or as to the terms thereof. None of its products have been submitted to or received approval from the Food and Drug Administration for the sale of such products to the diagnostic or therapeutic markets.

The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Company's products by the Food and Drug Administration ("FDA"). At December 31, 1998, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise. Specifically, the Company has expended funds relating to the dental assay and vaccine adjuvant programs. With respect to financial planning, from September 1997 to September 1998, the Company engaged the services of BlueStone to act as Cistron's financial advisor as to corporate strategic and financial initiatives. In October 1998, the Company engaged Genome Securities, Inc. to act in this capacity. Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No.7, the Company believes that it continues to be in the development stage.

Three Months Ended December 31, 1998 and Three Months Ended December 31, 1997
-----------------------------------------------------------------------------

Sales decreased $39,335 (43.4%) in the quarter ended December 31, 1998 versus the same period of the prior year due to decreased sales of bulk cytokine assay kit components and assay kits. While customers may vary, Cistron's product sales are usually concentrated among a limited number of customers. In the quarter ended December 31, 1997, two customers accounted for approximately 70% of sales while in the quarter ended December 31, 1998, two customers accounted for approximately 45% of sales. Export sales decreased $20,305 (43.4%) primarily due to decreased bulk assay kit component sales. Domestic sales decreased $19,030 (43.5%) due primarily to decreased assay kit sales.

Cost of sales increased $9,439 (14.2%) from the prior year's quarter despite the lower sales volume, as the result if increased manufacturing salary expense and the use of temporary help in manufacturing. Should the Company reach agreement with another company to sublicense Cistron's research product line, Cistron would cease manufacturing IL-1 research products and manufacturing personnel would be transferred to research.

During the quarter ended December 31, 1997, the Company received nonrefundable research and development funding of $100,000, representing the last of 10 consecutive quarterly research and development payments of $100,000 which another company had agreed to make to Cistron. During the quarter ended December 31, 1998, the Company received nonrefundable research funding of $150,000 under the collaboration agreement with PMC. The funds represent the December 1998 and March 1999 quarters. The December quarter amount was recorded, net of the amount due BlueStone, as other income in the quarter. The amount received for the March 1999 quarter was recorded, net of fees due BlueStone, on the balance sheet as deferred revenue.

Operating expenses decreased $253,342 (42.0%) in the quarter ended December 31, 1998 versus the same quarter of the prior year. Research and development expenses decreased $219,506 (80.9%) due to lower external research funding, lower research salary, lower research material expense and lower consulting expenses. The lower external research funding and consulting expenses is primarily due to spending in the prior fiscal year associated with preclinical periodontal disease studies.

Administrative and marketing expenses decreased $34,662 (12.2%) due to lower advertising and printing expenses, lower travel and entertainment and lower legal expenses offset, in part, by higher consulting expenses. Occupancy expenses were essentially unchanged.

Interest income of $71,224 was earned on the investment of higher cash balances. In addition, net interest expense of $5,631 was recognized on accounts receivable - other and other non-current liabilities to reflect the increase in their present value.

The Company had an operating loss of $304,149 in the quarter and there can be no assurance that its operations will reach profitability.

Six Months Ended December 31, 1998 and Six Months Ended December 31, 1997
-------------------------------------------------------------------------

Sales decreased $61,055 (23.0%) in the six months ended December 31, 1998 as compared to the same six-month period of the prior year due to decreased sales of bulk cytokine assay components and assay kits offset, in part, by increased sales of bulk cytokine proteins. While customers may vary, Cistron product sales are usually a limited number of customers.

In the six months ended December 31, 1998, four customers accounted for approximately 60% of sales while in the six months ended December 31, 1997, four customers accounted for approximately 70% of sales. Export sales decreased $56,840 (46.3%) in the period primarily due to decreased sales of bulk cytokine assay components. Domestic sales decreased $4,215 (2.8%) due primarily to lower cytokine protein sales.

Cost of sales increased $7,758 (5.3%) from the prior year's six-month period, despite the lower sales volume, as the result of increased manufacturing salary expense and the use of temporary help in manufacturing. Should the Company reach agreement with another company to sublicense Cistron's research product line, Cistron would cease manufacturing IL-1 research products and manufacturing personnel would be transferred to research.

During the six months ended December 31, 1997, the Company received nonrefundable research and development of $200,000, representing the ninth and tenth of 10 consecutive quarterly research and development payments of $100,000 which another company had agreed to make to Cistron. During the six months ended December 31, 1998, the Company received non-refundable research funding of $150,000 under the collaboration agreement with PMC. The funds represent the December 1998 and March 1999 quarters. The December quarter amount was recorded, net of the amount due BlueStone, as other income in the quarter. The amount received for the March 1999 quarter was recorded, net of fees due BlueStone, on the balance sheet as deferred revenue.

Operating expenses decreased $337,734 (31.7%) in the six-month period ended December 31, 1998 versus the same period of the prior year. Research and development expenses decreased $214,265 (137.7%) due to lower external research funding and due to lower research salary and consulting expenses. The lower external research and lower consulting expenses are primarily due to expenses incurred in the prior year related to preclinical periodontal disease studies.

Administrative and marketing expenses decreased $128,386 (21.3%) due to lower consulting expenses and lower travel and entertainment and lower advertising and printing expenses. The lower consulting expenses were the result of the fact that Cistron did not actively engage the services of BlueStone. Occupancy expenses increased $4,917 (5.2%) due to increased utility expenses.

Interest income of $139,304 was earned on the investment of higher cash balances. In addition, net interest income of $63,000 was recognized on accounts receivable - other and other non-current liabilities to reflect the increase in their present value.

The Company had an operating loss of $609,756 in the six-month period ended December 31, 1998 and there can be no assurance that its operations will reach profitability.

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Company had current assets of $11,823,953 including cash and cash equivalents of $8,592,213 and had current liabilities of $975,005. Cash used in the six-month period ended December 31, 1998 was largely for operating expenses and payment of fees due the Institutions and attorneys on the receipt of funds by Cistron under a litigation settlement agreement and fees due BlueStone as the result of the equity investment and research payments made by PMC to Cistron.

In September 1997, the Company engaged the services of BlueStone to act as Cistron's financial advisor as to corporate strategic and financial initiatives. The Company's agreement with BlueStone was not renewed at its expiration in September 1998. In October 1998, Cistron engaged Genome Securities, Inc., whose Chairman and CEO, Robert Naismith, Ph. D. is also a member of the Company's Board of Directors, to perform these services. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. There can be no assurance that any of these discussions will result in any agreements with the Company.

Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 1999 and beyond.

Year 2000 Impact
----------------
The Company's computers are stand-alone PC's running Microsoft Windows 95 programs. Microsoft believes these programs to be Year 2000 (Y2K) compatible. The volume of transactions processed via these programs can be handled manually, if need be, to prevent any interruptions in order processing. None of the manufacturing operations are dependent upon computer systems. Additionally, the Company has requested and will record Y2K compliance statements from our major customers and suppliers. Those that have responded thus far have not indicated a Y2K problem. Currently, management does not foresee any negative impact from the Y2K event upon Cistron's business operations.

PART II - OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings
        -----------------

        Not applicable.

Item 2.	Changes in Securities
        ---------------------
        a.  Not applicable
        b.  Not applicable
        c.  Not applicable

Item 3.	Defaults upon Senior Securities
        -------------------------------
	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.

Item 5.	Other Information
        -----------------
        Not applicable

Item 6.	Exhibits and Reports on Form 8-K
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


Date: February 10, 1999                      CISTRON BIOTECHNOLOGY, INC.
									       (Registrant)

                                             BRUCE C. GALTON
                                             ----------------------------
                                             Bruce C. Galton
                                             Chairman & CEO
                                             Financial Officer and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)