Form 10-Q
period 1999-03-31
CISTRON BIOTECHNOLOGY INC
filed 1999-05-17
CIK 793725

----------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                  FORM 10-Q


                _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1999


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

                                Yes _X_ No ___

The aggregate number of Registrant's outstanding shares on May 10, 1999 was 24,317,020 shares of Common Stock, .01 par value.

                               Page 1 of 16 pages

                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                          ---------------------------

                                    INDEX
                                    -----

                                                                          PAGE
                                                                          ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

          Balance sheets as of March 31, 1999 and June 30, 1998.........    3

          Statements of operations for the three months and nine months
          ended March 31, 1999 and 1998.................................    4

          Statements of cash flows for the nine months ended
          March 31, 1999 and 1998.......................................    6

          Notes to financial statements.................................    7

          Item 2. Management's discussion and analysis of results of
          operations and financial condition............................    9


PART II - OTHER INFORMATION.............................................   13

          Item 1. Legal Proceedings.....................................   13

          Item 2. Changes in Securities.................................   13

          Item 3. Defaults upon Senior Securities.......................   13

          Item 4. Submission of Matters to a Vote of Security Holders...   13

          Item 5. Other Information.....................................   14

          Item 6. Exhibits and Report on Form 8-K.......................   15

          Signatures....................................................   16

[CAPTION]

                              CISTRON BIOTECHNOLOGY,INC.
                              --------------------------
                                     BALANCE SHEETS
                                     --------------

                                                        June 30,          March 31,
ASSETS                                                    1998              1999
------                                                ------------     ------------
                                                                        (unaudited)
CURRENT ASSETS:
 Cash and equivalents                                 $  5,832,031     $  9,006,038
 Accounts receivable-trade                                 101,859           66,972
 Accounts receivable-other                               2,940,673        2,903,931
 Inventories                                                 3,635            1,399
 Taxes receivable                                          329,024          329,024
 Notes receivable $230,000; reserve $230,000                     -                -
                                                        ----------       ----------
 TOTAL CURRENT ASSETS                                    9,207,222       12,307,364

ACCOUNTS RECEIVABLE - OTHER - Long Term                  3,670,221          918,975
                                                        ----------       ----------
PROPERTY AND EQUIPMENT:
 Machinery and equipment                                   502,908          505,054
 Furniture and fixtures                                    147,113          147,113
 Leasehold improvements                                     77,674           77,674
                                                        ----------       ----------
                                                           727,695          729,841
 Less: Accumulated depreciation                            701,477          705,363
                                                        ----------       ----------
                                                            26,218           24,478
                                                        ----------       ----------
SECURITY DEPOSITS                                           23,938           23,938
                                                        ----------       ----------
PATENTS, Net of accumulated amortization
of $14,536 and $16,523, respectively                        22,569           20,582
                                                        ----------       ----------
DEFERRED TAXES                                              49,313           49,313
                                                        ----------       ----------
TOTAL ASSETS                                          $ 12,999,481     $ 13,344,650
                                                        ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accrued expenses and accounts payable                $    114,894     $     85,373
 Taxes payable                                             348,898          354,520
 Other current liabilities                                 691,058          714,292
                                                        ----------       ----------
TOTAL CURRENT LIABILITIES                                1,154,850        1,154,185
                                                        ----------       ----------
 Other non-current liabilities                             902,174          262,307
                                                        ----------       ----------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000
  shares authorized; issued and outstanding
  26,930,187 shares and 28,263,520,
  respectively                                             269,302          282,635
 Additional paid-in capital                              8,683,680        9,600,347
 Earnings accumulated during the
  development stage                                      2,384,125        2,439,826
 Treasury stock 3,946,500 shares at cost                  (394,650)        (394,650)
                                                        ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                              10,942,457       11,928,158
                                                        ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 12,999,481     $ 13,344,650
                                                        ==========       ==========

                         See accompanying notes to financial statements.

                                          -3-

                             CISTRON BIOTECHNOLOGY, INC.
                             ---------------------------
                              STATEMENTS OF OPERATIONS
                              ------------------------
                                     (UNAUDITED)
                                      ---------
                                                                               February 2, 1982
                                                                               (commencement of
                                               Three Months ended March 31,     operations) to
                                                    1998            1999       March 31, 1999
                                               ------------    ------------    ----------------
Sales.......................................   $    160,175    $     86,857    $  9,706,622
Cost of sales...............................         86,484          38,395       4,311,242
                                                 ----------      ----------      ----------
  Gross profit..............................         73,691          48,462       5,395,380
                                                 ----------      ----------      ----------
Other income:
  Litigation settlements....................              -               -      14,684,206
  License fees and funded research..........          5,000         783,000       4,963,899
                                                 ----------      ----------      ----------
Expenses:
  Research and development..................         92,863         119,495       8,818,483
  Administrative and marketing..............        237,229         255,071      11,936,464
  Occupancy.................................         52,787          47,913       2,617,673
                                                 ----------      ----------      ----------
Total expenses..............................        382,879         422,479      23,372,620
                                                 ----------      ----------      ----------
  Operating income/(loss)...................       (304,188)        408,983       1,670,865
Interest income/(expense) - net.............        149,177          88,310       1,171,178
Other expense...............................              -               -          59,895
Amortization of deferred financing costs....              -               -         173,079
Acquisition expense.........................              -               -         429,620
                                                 ----------      ----------      ----------
Income/(loss) before income taxes
  and extraordinary credit..................       (155,011)        497,293       2,179,449
Income tax provision (benefit)..............        (82,973)        188,970       1,501,938
                                                 ----------      ----------      ----------
Income/(loss) before extraordinary credit...        (72,038)        308,323         677,511
Extraordinary credit - benefit of tax loss
  carryforward..............................              -               -         262,838
                                                 ----------      ----------      ----------
  Net income/(loss).........................   $    (72,038)   $    308,323    $    940,349
                                                 ==========      ==========      ==========
Net income/(loss) per share.................   $          -    $       0.01
                                                 ==========      ==========
Weighted average shares outstanding.........     22,983,687      24,317,020
                                                 ==========      ==========
Net income/(loss) per share -
  assuming dilution.........................   $          -    $       0.01
                                                 ==========      ==========
Weighted average shares outstanding -
  assuming dilution.........................     22,983,687      25,859,394
                                                 ==========      ==========

                              See accompanying notes to financial statements

                                             -4-

                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (UNAUDITED)
                                   ---------
                                                                               February 2, 1982
                                                                               (commencement of
                                                 Nine Months ended March 31,    operations) to
                                                    1998             1999       March 31, 1999
                                              ------------     -------------   ----------------
Sales.......................................  $    426,010     $     291,637    $  9,706,622
Cost of sales...............................       234,244           193,913       4,311,242
                                                ----------        ----------      ----------
  Gross profit..............................       191,766            97,724       5,395,380
                                                ----------        ----------      ----------
Other revenues:
  Litigation settlement, net................             -                 -      14,684,206
  License fee and funded research...........       205,000           852,750       4,963,899
                                                ----------        ----------      ----------
Expenses:
  Research and development..................       462,770           275,137       8,818,483
  Administrative and marketing..............       839,946           729,402      11,936,464
  Occupancy.................................       146,665           146,708       2,617,673
                                                ----------        ----------      ---------
Total expenses..............................     1,449,381         1,151,247      23,372,620
                                                ----------        ----------      ----------
  Operating income (loss)...................    (1,052,615)         (200,773)      1,670,865
Interest income/(expense) - net.............       434,360           290,614       1,171,178
Other expense...............................             -                 -          59,895
Amortization of deferred financing costs....             -                 -         173,079
Acquisition expense.........................             -                 -         429,620
                                                ----------        ----------      ----------
Income (loss) before income taxes
 and extraordinary credit...................      (618,255)           89,841       2,179,449
Income tax provision (benefit)..............      (234,937)           34,139       1,501,938
                                                ----------        ----------      ----------
Income/(loss) before extraordinary credit...      (383,318)           55,702         677,511
                                                ----------        ----------      ----------
Extraordinary credit - benefit of tax loss
   carryforward.............................             -                 -         262,838
                                                ----------        ----------      ----------
  Net income/(loss).........................  $   (383,318)     $     55,702    $    940,349
                                                ==========        ==========      ==========
Net income/(loss) per share.................  $      (0.01)     $          -
                                                ==========        ==========
Weighted average shares outstanding.........    25,609,643        23,728,212
                                                ==========        ==========
Net income/(loss) per share -
 assuming dilution..........................  $      (0.01)     $          -
                                                ==========        ==========
Weighted average shares outstanding -
  assuming dilution.........................    25,609,643        26,647,226
                                                ==========        ==========

                            See accompanying notes to financial statements

                                             -5-

                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (UNAUDITED)
                                  ---------
                                                                                        February 2, 1982
                                                                                        (commencement of
                                                        Nine Months ended March 31,      operations) to
                                                          1998              1999         March 31, 1999
                                                     -------------     -------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                       $    394,462      $    333,425     $  11,588,119
  Cash paid to suppliers and employees                 (3,754,082)       (2,206,669)      (33,325,439)
  Interest received                                       228,479           226,114           832,171
  Acquisition expenses paid                                     -                 -          (429,620)
  Royalties, research funding, license fees received      205,000           889,605         3,567,592
  Other receipts                                        3,002,207         3,003,678        18,141,226
                                                        ---------         ---------        ----------
  Net cash provided by operating activities                76,066         2,246,153           374,049
                                                        ---------         ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of note receivable                                 -                 -            15,097
  Issuance of note receivable                                   -                 -          (230,000)
  Purchase of property and equipment                       (3,926)           (2,146)         (764,618)
                                                        ---------         ---------        ----------
  Net cash used in investing activities                    (3,926)           (2,146)         (979,521)
                                                        ---------         ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of capital stock and
   additional contributions                                 2,879           930,000        10,876,398
  Principal payments on notes payable                           -                 -          (870,238)

  Purchase of treasury stock                             (394,650)                -          (394,650)
                                                        ---------         ---------        ----------
  Net cash provided by financing activities              (391,771)          930,000         9,611,510
                                                        ---------         ---------        ----------
  Net change in cash and cash equivalents                (319,631)        3,174,007         9,006,038
CASH AND CASH EQUIVALENTS, beginning of period          6,368,228         5,832,031                 -
                                                        ---------         ---------        ----------
CASH AND CASH EQUIVALENTS, end of period             $  6,048,597      $  9,006,038     $   9,006,038
                                                        ---------         ---------        ----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                  $   (383,318)     $     55,702     $     940,349
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization                             5,233             5,872           748,737
  Issue of warrants                                        65,000                 -            65,000
  Deferred income taxes                                  (885,090)                -           (49,313)
  Loss on disposal of property and equipment                4,552                 -             8,531
  Increase in reserve for note receivable                       -                 -           230,000
  Amortization of deferred financing costs                      -                 -           195,179
  Decrease (increase) in assets:
   Accounts receivable                                    (40,680)           34,887           (66,972)
   Inventory                                                  534             2,236            (1,399)
   Taxes receivable                                        (8,525)                -          (329,024)
   Notes and other receivables                          2,728,680         2,787,988        (3,838,606)
   Security deposit                                             -                 -           (23,938)
   Intangible assets                                            -                 -           (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                 (798,412)          (23,899)        1,556,011
   Other current and non-current liabilities             (611,908)         (616,633)          976,599
                                                        ---------         ---------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $     76,066      $  2,246,153     $     374,049
                                                        =========         =========        ==========

                               See accompanying notes to financial statements

                                                  -6-

                           CISTRON BIOTECHNOLOGY, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                    (Unaudited)
                                     ---------

A.      BASIS OF PRESENTATION
        ---------------------
        The financial statements for the three and nine month periods ended March 31, 1999 and 1998 have been prepared without audit and, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows at March 31, 1999 and 1998 and for the periods then ended have been made.

        Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.      OTHER INCOME
        ------------

        During the nine-month period ended March 31, 1998, the Company received non-refundable research and development funding of $200,000, representing the last two of 10 consecutive quarterly research and development payments of $100,000 which another company had agreed to make to Cistron.

        During the three and nine-month periods ended March 31, 1999, the Company received $75,000 and $150,000, respectively, ($139,500 net of amounts due BlueStone Capital Partners, LP ("BlueStone") of funded research under an agreement with Pasteur Merieux Connaught ("PMC")). Also during the three and nine-month periods ended March 31, 1999, the Company received $750,000 ($713,250 net of fees due Genome Securities, Inc.) from R&D Systems ("RDS") for the sale of the Company's IL-1 research product line.


C.      INCOME TAXES
        ------------

        Taxes of $188,970 and $34,139 were recorded in the three and nine-month periods ended March 31, 1999, respectively.

        Tax benefits of $82,973 and $234,937 were recorded in the three and nine-month periods ended March 31, 1998, respectively.


D.      ACCOUNTS RECEIVABLE
        -------------------
        Accounts receivable - other consists of amounts due in November 1999 (current) and amounts due in November 2000 (long term) pursuant to a litigation settlement agreement entered into in 1996. Long-term amounts have been discounted to reflect their present value.


E.      CHANGES IN SHAREHOLDERS' EQUITY
        -------------------------------

        During the nine-month period ended March 31, 1998, shareholders' equity decreased $710,089 due to net losses of $383,318, and due to the repurchase of approximately 4 million shares of the Company's common stock that has been recorded as treasury stock. During the nine-month period ended March 31, 1999, shareholders' equity increased $985,701 due to the sale of 1,333,333 shares of common stock to Pasteur Merieux Serums & Vaccins, S.A. ("PMS&V") for $1 million less $70,000 due to BlueStone on the transaction and by net income of $55,702.

F.      EARNINGS PER SHARE CALCULATIONS
        -------------------------------

        The following is a reconciliation of the numerators and denominators used to calculate Earnings per Share:

                                               Three Months Ended            Nine Months Ended
                                                    March 31,                    March 31,
                                               1998           1999          1998          1999
                                          -------------------------------------------------------
        Earnings per common share:
        -------------------------
        Net income (loss)(numerator)      $    (72,038)  $    308,323  $   (383,318) $     55,702
        Weighted average shares
         (denominator)                      22,983,687     24,317,020    25,609,643    23,728,212
        Income (loss) per share           $          -  $       0.01  $      (0.01) $           -
                                            ==========     ==========    ==========    ==========

        Earnings per common share -
         assuming dilution:
        ------------------
        Net income (loss)(numerator)      $    (72,038)  $    308,323  $   (383,318) $     55,702
        Weighted average shares             22,983,687     24,317,020    25,609,643    23,728,212
        Effect of dilutive options                   -      1,542,374             -     2,919,014
                                            ==========     ==========    ==========    ==========

        Weighted average shares -
         assuming dilution (denominator)    22,983,687     25,859,394    25,609,643    26,647,226

        Income (loss) per share           $          -  $       0.01  $      (0.01) $           -
                                            ==========     ==========    ==========    ==========


G.      NEW ACCOUNTING PRONOUNCEMENT
        ----------------------------

        In June 1998, The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, thus it becomes effective for the Company during the fiscal year ending June 30, 2000 and is applicable to interim periods during that fiscal year. The implementation of this standard will have no impact on the Company's financial statements.



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

Results of Operations
---------------------

The Company sells its products to the research market and has not generated significant revenues therefrom. The Company entered into an agreement with RDS under which the Company granted RDS an exclusive license to produce and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market. The agreement was reached in February 1999 and March was the last month in which the Company sold IL-1 research market products. The Company has retained all rights to therapeutic and diagnostic applications and will devote its efforts towards research and development in these areas. None of its products have been submitted to or received approval from the Food and Drug Administration for the sale of such products to the diagnostic or therapeutic markets.

The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Company's products by the Food and Drug Administration ("FDA"). At March 31, 1999, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise. Specifically, the Company has expended funds relating to the antibody technology, wound healing and vaccine adjuvant programs. With respect to financial planning, from September 1997 to September 1998, the Company engaged the services of BlueStone to act as Cistron's financial advisor as to corporate strategic and financial initiatives. In October 1998, the Company engaged Genome Securities, Inc. ("Genome"), to act in this capacity. In March 1999, the Company extended its engagement of Genome, under the same terms and conditions, through September 1999. Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No.7, the Company believes that it continues to be in the development stage.

Three Months Ended March 31, 1999 and Three Months Ended March 31, 1998
-----------------------------------------------------------------------

Sales decreased $73,318 (45.8%) in the quarter ended March 31, 1999 versus the same period of the prior year due to decreased sales of bulk cytokine assay kit components offset, in part, by increased sales of bulk cytokine proteins and cytokine assay kits. In February 1999, the Company reached agreement with RDS under which the Company granted RDS an exclusive license to produce and sell IL-1 antibodies and assays and a non-exclusive license to manufacture and sell IL-1 protein to the research market. March 1999 was the last month in which the Company sold IL-1 research market products. The Company has retained all rights to therapeutic and diagnostic applications and will devote its efforts towards research and development in these areas.

Cost of sales decreased $48,089 (55.6%) from the prior year's quarter due to the lower sales volume and reclassification of some manufacturing personnel to the research department.

During the quarter ended March 31, 1999, the Company recorded $69,750 of nonrefundable research funding under the collaboration agreement with PMC ($75,000 net of fees due BlueStone Capital Partners) and $713,250 of license fees from the agreement with RDS ($750,000 net of fees due Genome). These amounts were recorded as other income in the quarter.

Operating expenses increased $39,600 (10.3%) in the quarter ended March 31, 1999 versus the same quarter of the prior year. Research expenditures increased $26,632 (28.7%) due to higher research salary expenditures as the result of reclassifying some manufacturing personnel to research and due to increased external research funding in the quarter versus last year's quarter.

Administrative and marketing expenses increased $17,842 (7.5%) due to increased travel, audit and meeting expenses offset, in part, by lower salary expense. Occupancy expenses decreased $4,874 (9.2%) due to lower utility expenses.

Interest income of $86,810 was earned on the investment of higher cash balances. In addition, net interest income of $1,500 was recognized on accounts receivable - other and other non-current liabilities to reflect the increase in their present value.

The Company had operating income of $408,983 in the quarter largely as the result of an agreement with RDS and there can be no assurance that its operations will maintain profitability.

Nine Months Ended March 31, 1999 and Nine Months Ended March 31, 1998
---------------------------------------------------------------------

Sales decreased $134,373 (31.5%) in the nine-month period ended March 31, 1999 versus the same period of the prior year due to decreased sales of bulk cytokine assay kit components offset, in part, by increased sales of bulk cytokine proteins. In February 1999, the Company reached agreement with RDS under which the Company granted RDS an exclusive license to produce and sell IL-1 antibodies and assays and a non-exclusive license to manufacture and sell IL-1 protein to the research market. March 1999 was the last month in which the Company sold IL-1 research market products. The Company has retained all rights to therapeutic and diagnostic applications and will devote its efforts towards research and development in these areas.

Cost of sales decreased $40,331 (17.2%) from the prior year's nine-month period due to the lower sales volume and reclassification of some manufacturing personnel to the research department.

During the nine months ended March 31, 1998, the Company received nonrefundable research and development of $200,000, representing the last two of 10 consecutive quarterly payments of $100,000 which another company had agreed to make to Cistron. In the nine months ended March 31, 1999, the Company received $139,500 of non-refundable research payments ($150,000 before fees due BlueStone Capital under the PMC agreement and $713,250 of license fees ($750,000 before fees due Genome) under the agreement with RDS. These amounts were recorded as other income in the nine-month period.

Operating expenses decreased $298,134 (20.6%) in the nine months ended March 31, 1999 versus the same period of the prior year. Research expenses decreased $187,633 (40.5%) due to lower research material and consulting expenses and due to lower external research funding. The lower external research and consulting expenses are primarily due to spending in the prior year associated with preclinical periodontal disease studies.

Administrative and marketing expenses decreased $110,544 (13.2%) due to lower salary, consulting, legal, and advertising and printing expenses offset, in part, by higher audit expenses. Occupancy expenses were unchanged.

Interest income of $226,114 was earned on the investment of higher cash balances. In addition, $64,500 was recognized on accounts receivable - other and other non-current liabilities to reflect the increase in their present value.

The Company had an operating loss of $200,773 in the nine-month period ended March 31, 1999 and there can be no assurance that its operations will reach profitability.

Liquidity and Capital Resources
-------------------------------

At March 31, 1999, the Company had current assets of $12,307,364 including cash and cash equivalents of $9,006,038 and had current liabilities of $1,154,185. Cash used in the nine-month period ended March 31, 1999 was largely for operating expenses and payment of fees due the Institutions and attorneys on the receipt of funds by Cistron under a litigation settlement agreement and fees due BlueStone and Genome as the result of the equity investment and research payments made by PMC to Cistron and the agreement with RDS, respectively.

In September 1997, the Company engaged the services of BlueStone to act as Cistron's financial advisor as to corporate strategic and financial initiatives. The Company's agreement with BlueStone was not renewed at its expiration in September 1998. In October 1998, Cistron engaged
Genome whose Chairman and CEO, Robert Naismith, Ph.D.
is also a member of the Company's Board of Directors, to perform these services. In March 1999, the Company extended its engagement of Genome, under the same terms and conditions, through September 1999. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. There can be no assurance that any of these discussions will result in any agreements with the Company.

Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 1999 and beyond.

Year 2000 Impact
----------------

The Company's computers are stand-alone PC's running Microsoft Windows 95 programs. Microsoft believes these programs to be Year 2000 (Y2K) compatible. The volume of transactions processed via these programs can be handled manually, if need be, to prevent any interruptions in order processing. None of the manufacturing operations are dependent upon computer systems. Additionally, the Company has requested and will receive Y2K compliance statements from its major customers and suppliers. Those that have responded thus far have not indicated a Y2K problem. Currently, management does not foresee any negative impact from the Y2K event upon Cistron's business operations.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
        -----------------
        Not applicable.


Item 2. Changes in Securities
        ---------------------
        a.  Not applicable
        b.  Not applicable
        c.  Not applicable


Item 3. Defaults upon Senior Securities
        -------------------------------
        Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        (a) On Tuesday, February 23, 1999, the shareholders of the Company held their annual meeting in New York, NY. The holders of 20,956,689 shares of Common Stock were present in person or represented by proxy and, accordingly, a quorum was present.

        (b)  Not Applicable

        (c)
            (i) The following persons were elected directors of the Company:



                                         FOR               WITHHELD
                                         ---               --------
        Frank Iris                    19,109,105          1,847,584
        Thomas P. Carney, Ph.D.       19,109,305          1,847,384
        Frank G. Stout                19,114,005          1,842,684
        Bruce C. Galton               19,106,705          1,849,984
        Robert Naismith, Ph.D.        19,108,705          1,847,984
        ===========================================================

            (ii) The ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending June 30, 1999 was approved. The proposal received 20,522,585 votes in favor, 255,735 against, 65,919 abstained, and 0 broker non-votes.

        (d)  Not Applicable


Item 5. Other Information
        -----------------

        In March 1999, the Company extended its engagement of Genome Securities, Inc. under the same terms and conditions, through September 1999.

        On May 5, 1999, the Company announced that Bruce C. Galton and Thomas P. Carney, Ph.D., had resigned as directors of the Company, that two new directors, Isidore S. Edelman, M.D., the Company's co-founder, a former board member, and a principal shareholder of the Company, and Jonathan Rothschild, another shareholder of the Company, had been appointed to the Board and that Franklin J. Iris, a director of the Company, had been appointed Chairman of the Board of the Company and Chief Executive Officer-designate. Mr. Galton resigned as Chairman and a director but has agreed to remain as Chief Executive Officer until May 31, 1999. At that time, Mr. Iris will become the Company's Chief Executive Officer.

        Under Mr. Galton's Employment Agreement which had a term that expired April 30, 1999, in the event the Company refused to renew his Employment Agreement, then upon Mr. Galton's written request, the Company had agreed to (i) pay Mr. Galton an amount equal to six months of his current salary in equal monthly installments, commencing the month in which the termination occurs, (ii) enter into a consulting contract with Mr. Galton at full pay and benefits for a minimum of three months, and (iii) lend Mr. Galton such amount as may be required to exercise any stock options then exercisable by Mr. Galton to purchase shares of the Company's Common Stock.

        Mr. Galton and the Company entered into a Separation From Employment Agreement under which the Employment Agreement was amended to increase the severance payment to an amount equal to nine months base salary ($157,500), payable in nine consecutive monthly installments commencing June 15, 1999, and to eliminate any consulting agreement following the non-renewal of employment. These payments are subject to acceleration to one lump sum payment upon the first to occur of a sale or merger of the Company or its liquidation or dissolution. The Employment Agreement was also modified to modify the payment terms of the nonrecourse loan to require payment of the note to be paid upon on the earliest of three (3) years following the date of the loan, receipt of the proceeds of sale of shares securing the loan, upon the merger or sale of the Company or the liquidation or dissolution of the Company.

        The Company also agreed to pay Mr. Galton additional severance equal to three months base salary ($52,500), payable in three consecutive monthly installments commencing June 15, 1999, in consideration for his agreement to continue as Chief Executive Officer and Chief Financial Officer during May 1999 and for his release of claims against the Company. These payments are subject to acceleration to one lump sum payment upon the first to occur of a sale or merger of the Company or its liquidation or dissolution.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.  Exhibit.

            10.20 License Agreement,  dated February 16, 1999, between
                  Registrant and R&D Systems, Inc.

            10.21 Separation from Employment Agreement, dated May 5, 1999, between Registrant and Bruce C. Galton, including Exhibit A thereto.

            27.   Financial Data Schedule

        b.   Reports on Form 8-K.   Not applicable.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 1999                            CISTRON BIOTECHNOLOGY, INC.
                                                    (Registrant)


                                               /s/BRUCE C. GALTON
                                               ------------------
                                                  Bruce C. Galton
                                                  CEO and CFO