Form 10-K
period 1999-06-30
CISTRON BIOTECHNOLOGY INC
filed 1999-09-28
CIK 793725

==================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                       ==================================
                                   ---------
                                   FORM 10-K
                                   ---------

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended June 30, 1999
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X  No
                                     --
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the Registrant was $6,356,369 on August 31, 1999 based on the average of the closing bid and asked prices of the Common Stock on such date.

    The aggregate number of Registrant's outstanding shares on August 31, 1999 was 20,178,948 shares of Common Stock, $.01 par value.

                      Documents incorporated by reference:
                                     None
============================================================================

                                   PART I
                                   ------
Item 1. Business.
-----------------
General
-------
	Cistron Biotechnology, Inc. ("Cistron" or the "Company") is a development stage, biotechnology company that uses recombinant DNA and immunological techniques to explore certain cytokines and antibodies that may have therapeutic or diagnostic applications. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. Antibodies are proteins that also are produced by white blood cells and usually attack foreign bodies such as bacteria and viruses, but also may be used therapeutically to modulate the over-production of cytokines. In February 1999, the Company granted R&D Systems, Inc. ("RDS") an exclusive license to manufacture and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market. The market for Cistron's remaining research products are pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research.

        Prior to April 1, 1999, the Company's principal research products consisted of Interleukin-1 beta ("IL-1"), a lymphokine which initiates the immune response, monoclonal and polyclonal antibodies to IL-1 ("IL-1 Antibodies"), and an assay kit that measures IL-1 concentrations (the "IL-1 Assay"). The Company's IL-1 products were based upon the technology derived from research funded by Cistron on Interleukin-1 beta, the predominant form of IL-1 in humans, at the New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College (the "Institutions"), patents assigned to the Company as part of a litigation settlement and technology and patents developed by the Company. Cistron also manufactures and sells an assay which measures tumor necrosis factor-alpha ("TNF"), a monokine that acts as a mediator of inflammation, and sold an assay which measures both TNF and IL-1 and an assay to measure interleukin converting enzyme ("ICE"). ICE cleaves the IL-1 protein into fragments, which imparts its biologic activity. In addition, the Company distributed in North America and Asia assays that measure another lymphokine, Interleukin-6, which is principally manufactured by another company. See Item 1 - Business -
Products.   However, in February 1999, the Company sold the IL-1 and ICE product lines to RDS. Cistron concluded direct sales of these products on April 1, 1999. Currently, the Company is supplying RDS with IL-1 and ICE products for resale and only directly sells the assay for TNF and other non-IL-1 related reagents.

	For the fiscal year ended June 30, 1999 ("Fiscal 1999"), 51.9% of Cistron's gross sales were made to three major customers, Merck Frosst, RDS and Biosource International. With the sale of the IL-1 and ICE product lines, future sales of cytokine reagents to the research market will be significantly reduced.

	The Company has:

        > an exclusive license from the Institutions to make, use, sell, and to sublicense to others, products based upon IL-1 under certain patents issued and pending in the United States and patents pending internationally, patents assigned to the Company as part of a litigation settlement and technology and patents developed by the Company (collectively, the "IL-1 Patents"),

        > an exclusive license from Rijksuniversiteit of Limburg (Holland) under which the Company is supplied TNF antibodies, and

        > a non-exclusive license from another company to develop and sell the ICE assay for research purposes. See Item 1 - Business - Licenses.

	In May 1993, Cistron granted an exclusive sublicense to Biotech Australia Pty. Limited ("Biotech"), a jointly owned subsidiary of Hoechst A.G. and Hoecsht Australia Ltd., to make, use and sell plasminogen activator inhibitor ("PAI-2") protein in the U.S. using technology contained in Cistron's PAI-2 DNA patent. The Company has developed a PAI-2 assay, using Cistron's reagents, which is available in North America and for which the Company is seeking a marketing partner. Cistron seeks strategic alliances with corporate or other partners to develop or finance Cistron's development of therapeutic applications of cytokine products.
In October 1998, Cistron and Pasteur Merieux Serums & Vaccins ("PMS&V"), a subsidiary of Rhone-Poulenc Group, entered into an agreement to fund an IL-1 vaccine adjuvant development program and to make an equity investment in Cistron.

        During Fiscal 1997, the Company settled its litigation against Immunex Corporation ("Immunex") and its litigation against PeproTech, Inc. ("PeproTech"). The Immunex settlement will provide aggregate payments to Cistron of $21 million and the PeproTech settlement, a license fee of $718,000 plus future royalties. See Item 1 - Business - Patent Protection."

	In September 1997, the Company engaged the services of BlueStone Capital Partners, LP ("BlueStone") to act as Cistron's financial advisor
as to corporate and strategic financial initiatives.   Through BlueStone's
best efforts, on October 30, 1998, the Company and PMS&V entered into a Common Stock and Warrant Purchase Agreement (the "Purchase Agreement") under which PMS&V purchased 1,333,333 shares of Common Stock and a three year warrant (the "Warrant") to purchase 666,667 additional shares of the Company's Common Stock at $.25 per share, for an aggregate consideration of $1,000,000.

        Also on October 30 1998, Cistron and PMS&V entered into a Collaboration and Option Agreement (the "Option Agreement"), pursuant to which PMS&V obtained a three-year option to acquire an exclusive license to use the Company's IL-1(beta) technology in the fields of therapeutic and preventive vaccines. Under the Option Agreement, PMS&V agreed to fund the Company's vaccine adjuvant development program over a three-year period for $900,000. The Option Agreement contemplates that PMS&V will conduct its own preclinical and clinical work on the use of IL-1 as a vaccine adjuvant in the fields of preventative and therapeutic vaccines.

        Robert W. Naismith, Ph.D., who has been a director of the Company since January 1998, was a Managing Director of BlueStone until April 1998. Thereafter, Dr. Naismith formed Genome Securities, Inc. ("Genome") and is
the Chairman and CEO of Genome.   In October 1998, Cistron engaged Genome
to perform the services of financial advisor as to corporate and strategic financial initiatives. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. The Company pays Genome a retainer of $10,000 per month and would be obligated to make payments and issue additional warrants to Genome under the same terms and condition as in the BlueStone Agreement.

	The Company intends to outsource all of its manufacturing and research and development efforts and to sublease its current facility by December 31, 1999. The Company anticipates that it will relocate to a small office complex where it can oversee the further development of the IL-1 vaccine adjuvant project and the use of its monoclonal antibody for inhibition activity. The Company continues to discuss merger and partnership arrangements with other companies. There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. In such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time.

	The Company is a development stage company, has not generated significant revenues and none of its products have been submitted to or received approval by the Food and Drug Administration ("FDA") for the sale of such products to the diagnostic or therapeutic markets.

	The Company was incorporated in Delaware in 1983 under the name Cistron Technology, Inc. and commenced operations in May 1984 as successor to a research and development partnership organized in 1982. The executive offices of the Company are located at 10 Bloomfield Avenue, Pine Brook, New Jersey 07058 (Telephone No. 973-575-1700, URL: www.cistronbio.com)

Products
--------
	Cistron is a biotechnology company that uses recombinant DNA and immunological techniques to explore certain cytokines that may have therapeutic or diagnostic applications. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. The function of the immune system is to protect the body against infectious agents, including viruses, bacteria, parasites and malignant (cancer) cells. The normal immune system is finely tuned and imbalances may lead to a variety of diseases.

	Two classes of white blood cells, macrophages and monocytes (the surveillance system) and lymphocytes (the antibody producing cells), are primarily responsible for immunity. It is generally believed that the activities of macrophages and lymphocytes are controlled, to a large extent, by a specific group of regulators called lymphokines; the lymphokines, in turn, are released by the class of white blood cells, which constitute the surveillance system. The lymphokines attach to specific sites, called receptors, on the surface of cells that constitute the immune system, and impart their "messages" through these contact points, controlling the growth and maturation of the cells and thereby prime the immune system for response following infection or exposure to noxious agents.

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

	IL-1 Related Products
 ---------------------
	Prior to April 1, 1999, the Company's principal research products consisted of IL-1 proteins, IL-1 Antibodies, IL-1 Assays and the ICE assay, which were sold principally to university or commercial research groups that use such products in connection with their own immunological research and development or for resale to the research market. In February 1999, the Company granted RDS an exclusive license to manufacture and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market. As such, research product sales by the Company will be insignificant going forward. The sale of IL-1 products accounted for approximately 65% of Cistron's gross sales for Fiscal 1999 (which included sales of TNF/IL-1 assays). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Tumor Necrosis Factor-alpha
 ---------------------------
        Since June 1989, the Company has been manufacturing and selling a TNF assay through the same distribution network, except for Europe, as used
for sales of its IL-1 product line.   The sale of TNF assays and TNF/IL-1
assays accounted for approximately 31% of gross sales for Fiscal 1999. See
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations. TNF, like IL-1, is a cytokine in the immune system. TNF is a mediator of inflammation and may also play a role in the destruction of cancer cells. The assay was developed under a license from Rijksuniversiteit of Limburg, a Dutch university, which developed certain antibodies used in this product. See Item 1 - Business - Licenses.

	Other Products
 --------------
	The Company distributed another lymphokine assay, which measured Interleukin-6 ("IL-6") to the North American, and Asian research markets. This product, however, is substantially manufactured by another company, and is no longer available through the Company and accounted for minimal gross sales in Fiscal 1999.

Product Development
-------------------
	In Fiscal 1997, Fiscal 1998, and Fiscal 1999 the Company incurred research and development expenses of approximately $177,700, $547,600 and $451,400, respectively, which amounts do not include project expenses incurred by the manufacturing group, included under cost of sales.

	The Company intends to outsource all of its manufacturing and research and development efforts and to sublease its current facility by December 31, 1999. The Company anticipates that it will relocate to a small office complex where it can oversee the further development of the IL-1 vaccine adjuvant project and the use of its monoclonal antibody for inhibition activity. The Company continues to discuss merger and partnership arrangements with other companies. There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. In such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time.

	Cancer Therapeutics
 -------------------
	Tests on animals and isolated cancer cell preparations have indicated that IL-1 has potential utility as an anti-cancer agent and that it may also serve as an adjunct for use in combination with other cancer therapeutics to kill cancer cells. In furtherance of the Company's broader development strategy, in May 1993, Cistron granted a license to the PAI-2 Patents to Biotech to make, use and sell PAI-2 protein. PAI-2 is a protein synthesized by white blood cells, which act to inhibit plasmin, an enzyme, which dissolves blood clots, but also promotes tumor metastasis. Thus, it is believed that PAI-2 could be useful in treating cancer.

        Vaccine Adjuvants
        -----------------
       	On October 30, 1998, Cistron and PMS&V entered into the Option Agreement, pursuant to which PMS&V obtained a three-year option to acquire an exclusive license to use the Company's IL-1(beta) technology in the fields of therapeutic and preventive vaccines. Under the Option Agreement, PMS&V agreed to fund the Company's vaccine adjuvant development program over a three-year period for $900,000. The Option Agreement contemplates that PMS&V will conduct its own preclinical and clinical work on the use of IL-1 (beta) as a vaccine adjuvant in the fields of preventative and therapeutic vaccines.

        If the option is exercised, Cistron could receive milestone payments based upon the development progress of adjuvanted vaccine products using Cistron's IL-1 beta technology or joint technology developed by the parties, through clinical trials and FDA approvals, provided PMS&V exercises all its rights under the agreement and subject to completion of the development program as currently contemplated. Cistron would also receive royalties should PMS&V sell vaccines using that technology. There can be no assurance that PMS&V will exercise its option to license IL-1 adjuvant rights or if they do, that product development milestones will be achieved.

        The Company contracted with a university to test the adjuvant (boosting) effect of IL-1 with vaccines when given intra-nasally. Studies showed a good response with respect to antibody production. However, these studies indicated that at elevated levels IL-1 produced toxic effects (weight loss and fever) in mice. Additional studies in mice and rabbits are being undertaken to determine the dose at which there is an adjuvant effect with no toxic effect.

	The Company has also funded another university to carry out an animal study to determine if intra-tumor and near tumor injections of IL-1 would make the tumor more immuno-reactive. The results of this study which was carried out in mice showed a decrease of metastases to the lungs by cancer cells and an increase in survival time over the control group. The
Company is currently seeking a partner for this technology.

	Inhibitors of the Immune Response
 ---------------------------------
	The Company is pursuing the inhibition of IL-1 by the use of its monoclonal antibody. Outsourced initial studies, sponsored by the Company, employing human cartilage have shown IL-1 activity can be significantly blocked in vitro using a monoclonal antibody to IL-1. The Company is seeking a partner to develop both of these technologies and after obtaining the necessary regulatory approvals, to market the resulting products. Inhibitors of the immune response have potential application in the treatment of arthritis, periodontal disease, other autoimmune diseases, severe allergies, septic shock and bleeding disorders although the Company has not yet developed the related products.

	Arthritis Disease. As overproduction of IL-1 promotes the bone demineralization, cartilage degradation and joint inflammation associated with rheumatoid arthritis, compounds that inhibit IL-1 may be useful in the treatment of these diseases. The therapeutic agents currently available for treatment of arthritis may have serious side effects that may limit their utility.

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

	Bleeding Disorders. The Company's license from the Institutions includes an exclusive license to certain issued U.S. patents and associated technology related to PAI-2 which may have clinical utility in treating some bleeding disorders or as an anti-inflammatory agent. The Company has not commenced any research in this area.

	Wound Healing. Cistron funded preclinical animal study at a university to determine if IL-1 has an effect in wound healing. This was a small-scale project in which rats with surgical wounds were treated with liposomes or IL-1 encapsulated within the liposomes. Wounds that received the IL-1 showed accelerated levels of healing as compared to wounds receiving the liposomes alone. The Company then funded a second preclinical animal study to further evaluate the role of IL-1 in wound healing. This study revealed similar results as the first but the results were not as significant as the first study when compared with vehicle alone. Also, in this study, a number of different delivery vehicles were investigated. The Company is seeking a partner for this technology.

	Additionally, in May 1993, Cistron granted a sublicense to the PAI-2 DNA Patents to Biotech to make, use and sell PAI-2 protein for therapeutic products in the U.S. Cistron has been advised by Biotech that it opened an Australian manufacturing facility in October 1994, concluded a preliminary safety study using PAI-2 to treat leg ulcers, initiated a 20 patient clinical trial on patients with leg ulcers, which was co-funded by the Australian government, and is currently in a 130-140 patient Phase II trial.

Marketing and Distribution
--------------------------
        The Company does not have a marketing department; its marketing effort consists of a web site (www.cistronbio.com) to advertise on the Internet, and personal solicitation of potential marketing partners.

        In February 1999, the Company granted RDS an exclusive license to manufacture and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market.
As such, research product sales by the Company will be insignificant going forward.

        The Company's strategy has been to avoid costly selling and marketing expenses, and to concentrate its resources on research and product development, and it is anticipated that the Company's clinical and therapeutic products, if developed, will be distributed through pharmaceutical and diagnostic companies under licensing or joint venture arrangements. In May 1993, Cistron entered into the Biotech agreement under which Cistron will receive royalties on the net sales of therapeutic PAI-2 products sold by Biotech or its affiliates in the U.S. Cistron obtained a cross license from Biotech for development of PAI-2 diagnostic products.

        On October 30, 1998, the Company and PMS&V entered into the Option Agreement, under which PMS&V obtained a three-year option to acquire an exclusive license to use Cistron's IL-1 technology in the fields of therapeutic and preventive vaccines. If the option is exercised, Cistron could receive an aggregate of $31 million in milestone payments based upon the development progress of adjuvanted vaccine products using Cistron's IL-1 technology or joint technology developed by the parties, through clinical trials and FDA approvals, provided PMS&V exercises all rights under the agreement and subject to completion of the development program as currently contemplated. Cistron would also receive royalties should PMS&V sell vaccines using that technology. As of June 30, 1999 PMS&V has not exercised its option and there can be no assurance that PMS&V will exercise its option to license IL-1 adjuvant rights or if they do that product development milestones will be achieved.

Licenses
--------
        Cistron has an exclusive, worldwide license from the Institutions to make, use and sell, and to sublicense to others, products adapting the IL-
1 Patents and to make, use and sell products incorporating related technology. The Company was granted this license in return for funding the research and development resulting in the issuance to the Institutions
of the IL-1 Patents.   The term of such license is the life of the IL-1
Patents, with respect to the patents, and seventeen (17) years from the effective date of the agreement in the case of the related technology, in each case excluding any time required for pre-market clearance that may be required by a U.S. regulatory agency. The Company pays the Institutions a royalty on IL-1 sales.

        If the Company enters into a joint venture with another company to commercialize IL-1, the Company must pay a royalty to the Institutions on sales to the joint venture partner and royalties received from such partner. If the Company enters into sublicense arrangements with other companies that are not joint ventures, the Company must pay a royalty of 50% of royalties received from the sublicensee to the Institutions.

        Cistron has been involved in litigation and a patent regulatory proceeding in order to protect its rights to the IL-1 Patents from infringement. See Item 1 - The Company - Patent Protection.

        The Company currently sublicenses patents and related technology to others under the Biotech and RDS license agreements.

        The Company entered into an agreement with RDS under which the Company granted RDS an exclusive license to produce and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market. The agreement was reached in February 1999 and March 1999 was the last month in which the Company sold IL-1 research market products. Under the terms of the agreement, RDS is obligated to pay royalties to the Company, which the Company must share with the Institutions, for the sale of any IL-1 related products. The Company has retained all rights to therapeutic and diagnostic applications and will devote its efforts towards research and development in the area of therapeutics.

        In March 1996, the Company entered into a non-exclusive license with another company under which the Company used that company's reagents to develop an assay to measure ICE which the Company sold to the research market worldwide and on which royalties are paid, based on sales, to the
licensor.   Under an exclusive license granted to RDS by the Company in
Fiscal 1999, provision were made to allow RDS to manufacture and sell ICE products to the research market. During Fiscal 1999, RDS has only purchased ICE products from the Company for resale.

        Cistron's ability to manufacture the TNF assays is derived from its exclusive, worldwide license from Rijksuniversiteit of Limburg (Holland), under which the university supplied Cistron with TNF antibodies owned by the university. The Company pays this university a royalty on sales of such products. The Company, at its sole discretion, may expand its rights to use these antibodies in clinical diagnostic kits upon the payment of a fee to Rijksuniversiteit of Limburg. During Fiscal 1999, the license was extended for an additional three-year period under the same terms and conditions to September 2001.

        The Company's license from the Institutions also includes an exclusive license to certain issued U.S. patents and associated technology relating to PAI-2 which may have clinical utility in treating cancer, some bleeding disorders and wound healing. The Company entered into the Biotech Agreement in May 1993. The Company has developed a PAI-2 assay, using Cistron's reagents, which is available in North America and for which the Company is seeking a marketing partner.

Patent Protection
-----------------
        Company investigators, both at universities and in-house, seek patent protection for technology when deemed appropriate and have filed applications for U.S. and foreign patents relating to several different products and processes. Between 1988 and 1997, seven patents containing claims directed to various aspects of human IL-1 technology and one directed to the PAI-2 DNA were issued to the Institutions, from which the Company received an exclusive worldwide license. The European equivalent patent was issued in December 1993 and the Japanese equivalent in 1997.
In December 1995, a U.S. patent related to the Company's IL-1 Assay was issued. In addition to the issued IL-1 patents, a number of applications of the Institutions and Cistron are pending in the U.S. and foreign countries covering an inhibitor to IL-1, certain IL-1 uses, IL-1 mutants, IL-1 Antibodies, and additional claims for the IL-1 Assay as well as applications for the use of IL-1 in wound healing and as an adjuvant. The Company was assigned rights to certain issued IL-1 U.S. patents of Immunex as part of a litigation settlement. There can be no assurance that the pending applications will result in the issuance of any patents or that the patents issued to date or any future patents issued will provide substantial protection or be of commercial benefit to the Company or to licensees of the technology. The Company is relying upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop its competitive position. However, there can be no assurance that others may not acquire or independently develop similar technology.

	In December 1991, the Company, together with the Institutions, filed suit in U.S. District Court in Newark, New Jersey against PeproTech, Inc., alleging infringement of the Institutions' patent covering the production of recombinant IL-1, to which the Company holds an exclusive license.

	In March 1997, the Company and PeproTech settled all outstanding litigation. Under the settlement, PeproTech paid the Company $718,000 (one-half of which Cistron then paid to the Institutions) for license fees and other expenses. Cistron and PeproTech both withdrew their motions for appeal. Currently, PeproTech is obligated to pay future royalties, which the Company must share with the Institutions and RDS.

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

        On September 28, 1993, the Company filed suit in the U.S. District Court, District of New Jersey, against Immunex Corporation alleging misappropriation of trade secrets related to IL-1 and seeking damages therefor and in January 1996, the Patent Office granted to the Company
U.S. patent No. 5,484,887 (the `887 patent) then owned by Immunex. The
`887 patent includes claims to purified, mature human IL-1? protein (claims 8-12). In March 1996, a request for reexamination of the `887 patent was filed in the Patent Office. An order granting the request for reexamination of the `887 patent was issued by the Patent Office in May 1996. These patent claims are the subject of an ongoing reexamination proceeding at the U.S. Patent and Trademark Office (PTO), which presently rejects certain claims over scientific literature principally representing prior art considered by the PTO previously, during primary examination. Cistron is seeking to have the rejection withdrawn or overruled on the merits. Cistron also has petitioned to terminate the reexamination as improper, because the PTO relies on prior art invoked during primary examination, contravening what Cistron deems controlling legal precedent. However, as part of settlement of the Company's litigation against Immunex, this patent has been assigned to Cistron.

        In November 1996, Cistron and Immunex agreed to settle all Cistron's claims against Immunex and two former Immunex officers. Under the terms of settlement, Immunex agreed to pay Cistron an aggregate of $21 million ($11 million November 1996, $3 million per year in November 1997, 1998, and 1999, and $1 million in November 2000) and to assign certain IL-1 patents to Cistron. As of the date of this report, Immunex had paid
Cistron the installments due in November 1996, 1997 and 1998.

Government Regulation
---------------------
	The manufacturing and marketing of pharmaceutical products requires the approval of the FDA and comparable agencies in foreign countries. The FDA has established mandatory procedures and safety standards, which apply to the clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new therapeutic drug may take several years and often involves the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use include preclinical studies, the filing of an Investigational New Drug ("IND") application, human clinical trials and the approval of a New Drug Application ("NDA"), a process which may take several years.

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

Competition
-----------
	Many companies, including large pharmaceutical and biotechnology firms with financial resources and research, development and marketing staffs and facilities substantially greater than those of Cistron, are engaged in researching and developing products similar to those under development by the Company. The industry is characterized by rapid technological advances and competitors may develop comparable products more rapidly and/or effectively than those under development by Cistron. There can be no assurance that there will not be technological developments or break-through in the industry by others that would significantly reduce the competitiveness of the Company's products.

	Several companies have introduced IL-1 products to the research market in competition to those of the Company. The Company has notified others engaged in IL-1 products of the Company's license to IL-1 patents.

Manufacturing
-------------
	Although the Company's present manufacturing capacity is limited, it produces all the products it is selling to the research market. The
Company intends to outsource all of its manufacturing and research and diagnostic efforts by December 31, 1999.


Employees
---------
	The Company has five full-time employees, consisting of its Chairman/CEO/Chief Financial Officer, its Vice President of Operations and Product Development, an Administrative Assistant, the Research Manager and one other scientist. The Company also employs a part-time manufacturing worker. None of the Company's employees is represented by a union or is covered by a collective bargaining agreement. All employees of the Company have entered into agreements under which they are required to keep confidential all information with regard to the business of the Company confidential and to assign to the Company any inventions relating to the Company's business made by them while in the Company's employment. The
Company believes its relations with its employees are good.   The Company
intends outsource all of its manufacturing and research and diagnostic efforts by December 31, 1999 and anticipates that there will be a further reduction of employees by that date.

Item 2. Properties.
-------------------
	The Company leases approximately 12,500 square feet of combined laboratory and office space at 10 Bloomfield Avenue, Pine Brook, New Jersey at a base annual rental of approximately $126,000 (subject to increases based on the Consumer Price Index) plus utilities and taxes.
The current lease agreement, as amended, is in effect through October 2002. The facility contains tissue culture, immunology, protein biochemistry, molecular biology and product development laboratories. The Company intends to sublease its current facility by the end of the calendar year and anticipates that it will relocate its operations to a smaller office complex.

	The Company owns all equipment required for its current operations; such equipment is in satisfactory condition. The Company intends to dispose of all manufacturing and research and diagnostic equipment.

Item 3. Legal Proceedings.
--------------------------
	See Item 1 - Business - Patent Protection.

	On August 1, 1997, the Company filed suit in the circuit Court of Fairfax County (Virginia) against Rebuild, L.L.C. ("Rebuild") and against Henry Grausz, M.D., Cistron's former chairman, to collect $230,000 (plus interest and attorney's fees) loaned to Rebuild under a short-term note, originally due May 15, 1997. The loan was personally and unconditionally guaranteed by Dr. Grausz who is a member of Rebuild. On October 10, 1997, judgment was entered in favor of the Company in the Circuit Court of Fairfax County (Virginia) against Rebuild, LLC and Henry Grausz. The judgment was for $230,000 loan principal plus interest and attorneys' fees. In December 1997, Dr. Grausz filed a petition under Chapter 11 of the Federal Bankruptcy Code. The Company is an unsecured creditor as to the judgment against Dr. Grausz entered in favor of the Company in October 1997. As of the date of this report, Dr. Grausz has not filed a reorganization plan.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------
          None.

                                PART II
                                -------


Item 5. Market for the Registrant's Securities and Related
        Stockholder Matters.
----------------------------------------------------------
	The Company's Common Stock, par value $.01 per share (the "Common Stock") is traded in the over-the-counter market through the National Association of Securities Dealers' Non-NASDAQ OTC Electronic Bulletin Board under the symbol "CIST". The following table sets forth the high and low closing bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., for each calendar quarter during the period from July 1, 1997. The prices reflect inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year 1998                                     High     Low
----------------                                    -----    ----
First Quarter  (July 1997 - Sept. 1997)..........   $ .30   $ .23
Second Quarter (Oct. 1997 - Dec. 1997)...........     .29     .17
Third Quarter  (Jan. 1998 - March 1998)..........     .26     .16
Fourth Quarter (April 1998 - June 1998)..........     .18     .16

Fiscal Year 1999                                     High     Low
----------------                                     ----    ----
First Quarter  (July 1998 - Sept. 1998)..........   $ .42   $ .23
Second Quarter (Oct. 1998 - Dec. 1998)...........     .29     .20
Third Quarter  (Jan. 1999 - March 1999)..........     .26     .19
Fourth Quarter (April 1999 - June 1999)..........     .35     .20

Fiscal Year 2000
----------------
First Quarter (through August 31, 1999)..........   $ .35   $ .28

	On August 31, 1999, the closing bid and asked prices for the Common Stock were $. 29 and $.34

	On August 31, 1999, there were approximately 722 holders of the Common Stock, excluding beneficial holders registered in nominee or street name.

	No cash dividends have been declared or paid on the Common Stock. The Company may pay a dividend or dividends in the foreseeable future if it is not sold or merged with another company. The Board of Directors of the Company has not authorized any dividend(s) at this time.

	On July 8, 1999, the Company purchased an aggregate of 5,558,406 shares of the Company's common stock, $.01 par value per share. 5,058,406 shares were purchased from Dr. Harvey Wm. Glasser under a purchase agreement between the Company and Dr. Glasser dated as of June 21, 1999, which Dr. Glasser had previously acquired from the Bankruptcy Estate of Dr. Henry Grausz, a former director and former executive officer of the Company and one of its founders. The purchase price for the shares was $1,150,000 or $0.2274 per share. The remaining 500,000 shares of its common stock were purchased from the Bankruptcy Estate of Dr. Grausz for a purchase price of $113,700 or $0.2274 per share under a purchase agreement dated as of June 30, 1999. The 5,558,406 shares of Common Stock purchased by the Company from Dr. Glasser and the Bankruptcy Estate of Dr. Grausz are treated as treasury stock. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof and the certificates representing the shares purchased were duly legended to reflect the foregoing.

Item 6. Selected Financial Data.
--------------------------------
	The following selected financial data are derived from the Company's financial statements and should be read in conjunction with and are qualified in their entirety by the financial statements, related notes and other financial information included elsewhere in this report.

Summary of Operations:
                                                 ---------------------------------------------------------------------
                                                       1995         1996            1997          1998           1999
                                                 ------------  ------------   ------------   ------------    ----------
Statement of Operations:
 Sales........................................  $    649,949  $    562,161   $    620,180   $    555,205    $  336,752
 Cost of Sales................................       341,041       320,429        320,749        309,678       212,648
                                                  ----------   -----------     ----------     ----------      --------
 Gross Profits................................       308,908       241,732        299,431        245,527       124,104

 Other Income:
  Litigation settlement, net..................             -             -     14,684,206              -             -
  License fee and funded research.............       985,000       405,000        405,419        205,000       927,500
 Expenses:
  Research and development....................        62,372       111,515        177,663        547,565       451,439
  Administrative & marketing..................       768,101     1,473,523      1,394,377      1,045,820       983,642
  Occupancy...................................       187,024       194,779        210,516        198,515       194,610
  Employee severance..........................             -             -              -              -       369,762
                                                  ----------   -----------     ----------     ----------      --------
 Total expenses...............................     1,017,497     1,779,817      1,782,556      1,791,900     1,999,453
                                                  ----------   -----------     ----------     ----------      --------
 Operating income (loss)......................       276,411    (1,133,085)    13,606,500     (1,341,373)     (947,849)
 Interest income..............................         8,565        26,919        230,744        572,865       379,372
                                                  ----------   -----------     ----------     ----------      --------
 Net income (loss) before income taxes........       284,976    (1,106,166)    13,837,244       (768,508)     (568,477)
 Income taxes.................................         5,700             -      1,491,290       (292,029)     (291,313)
                                                  ----------   -----------     ----------     ----------      --------
 Net income (loss)............................  $    279,276  $ (1,106,166)  $ 12,345,954  $    (476,479)  $  (277,164)
                                                  ==========   ===========     ==========    ===========     ==========
 Per Share:
  Earnings (loss) - basic.....................  $       0.01  $      (0.04)  $       0.46  $       (0.02)  $     (0.01)
  Earnings (loss) - diluted...................  $       0.01  $      (0.04)  $       0.42  $       (0.02)  $     (0.01)

 Weighted average number of shares - basic....    27,522,928    26,882,990     26,884,990     24,955,077    23,962,074
 Weighted average number of shares - diluted..    28,162,207    26,882,990     29,057,731     24,955,077    23,962,074

 Balance Sheet Data (at end of period):
                                                -----------------------------------------------------------------------
                                                      1995          1996           1997          1998            1999
                                                ------------  ------------   ------------  -------------   ------------
 Cash and equivalents.........................  $    891,152  $    359,600   $  6,368,228  $   5,832,031   $  8,760,916
 Current assets...............................     1,050,928       601,986      9,428,290      9,207,222     12,102,136
 Property and equipment (1)...................        10,564         6,006         31,284         26,218         25,364
 Total assets.................................     1,115,949       659,799     15,757,861     12,999,481     13,102,797
 Total liabilities............................       610,384     1,260,400      4,012,154      2,057,024      1,506,416
 Shareholders' equity (deficiency) (2)........       505,565      (600,601)    11,745,707     10,942,457     11,596,381
 Working capital .............................       708,642        89,224      7,807,206      8,052,372     10,936,266

 (1) Net of depreciation.
 (2) Net of deficit accumulated during development stage.

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.
-------------------------------------------------------------------
        Certain statements in this discussion and analysis constitute forward-looking statements, are not historical facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected. Such risks and uncertainties include but are not limited to: (i) general economic conditions; (ii) conditions specific to the biotechnology industry; (iii) the Company's ability to develop or acquire new technology or products through licensing, merger or acquisition and obtain regulatory approval to commercialize diagnostic or therapeutic products; and (iv) competition. The Company does not undertake to update or revise any forward-looking statements contained herein whether as a result of new information, future events or otherwise. The Company intends to outsource all of its manufacturing and research and development efforts and to sublease its current facility by December 31, 1999. The Company anticipates that it will relocate to a small office complex where it can oversee the further development of the IL-1 vaccine adjuvant project and the use of its monoclonal antibody for inhibition activity. The Company continues to discuss merger and partnership arrangements with other companies. There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. In such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time.

Results of Operations
---------------------
        The Company sells its products to the research market and has not generated significant revenues therefrom. In February 1999, the Company entered into an agreement with R&D Systems, Inc. ("RDS") under which the Company granted RDS an exclusive license to produce and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and
sell IL-1 protein to the research market.   March 1999 was the last month
in which the Company sold IL-1 research market products. The Company has retained all rights to therapeutic and diagnostic applications. None of its products has been submitted to or received approval from the Food and Drug Administration ("FDA") for the sale of such products to the diagnostic or therapeutic markets.

        The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations have included the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Company's products by the FDA. At June 30, 1999, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise. Specifically, the Company has expended funds relating to the antibody technology, wound healing and vaccine adjuvant programs. With respect to financial planning, from September 1997 to September 1998, the Company engaged the services of BlueStone Capital Partners ("BlueStone") to act as Cistron's financial advisor as to corporate and strategic financial initiatives. In October 1998, the Company engaged Genome Securities, Inc. ("Genome") to act in this capacity. In March 1999, the Company extended its engagement of Genome, under the same terms and conditions, through September 1999. Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No.7, the Company believes that it continues to be in the development stage.

Fiscal 1999 and Fiscal 1998
---------------------------
        Sales decreased $218,453 (39.3%) in Fiscal 1999 as the result of lower sales of bulk cytokine assay components offset, in part, by increased sales of bulk cytokine proteins. In Fiscal 1998 a significant customer was lost but replaced by a comparable customer in Fiscal 1999. However, throughout Fiscal 1999, the Company was de-emphasizing its research product sales efforts and subsequently, in February 1999, the Company granted RDS an exclusive license to manufacture and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market. As such, research product sales by the Company will be insignificant going forward. Domestic sales accounted for approximately 66% of the Company's Fiscal 1999 sales and 67% of Fiscal 1998 sales while exports accounted for approximately 34% of Fiscal 1999 sales and 33% of Fiscal 1998 sales.

        Cost of sales decreased $97,030 (31.3%) due to the lower sales volume and lower manufacturing salary and materials expenses. Since the agreement with RDS, manufacturing personnel have been transferred to the R&D department. The gross profit margin decreased to 37% in Fiscal 1999 from 44% in Fiscal 1998.

        In Fiscal 1999, the Company received $225,000, before reduction for fees due BlueStone, of non-refundable research funding under the Option Agreement with PMS&V and $750,000 of license fees from the agreement with RDS also before reduction for fees due Genome. In Fiscal 1998, the
Company received $200,000 of funded research and development fees which concluded the funding pursuant to the Research and Development Agreement between the Company and RDS, under which RDS was obligated to make 10 quarterly payments of $100,000 each to the Company. The Company in its sole discretion determined the timing and amount of research and development expenditures from the ten, $100,000 quarterly funded research payments it received from RDS. The Company had no obligation to repay any
of the funds, whether or not the Company expended such funds.   The
research funding and license fees were recorded as other income in Fiscal 1999 and 1998, respectively.

        Operating expenses increased $207,553 (11.6%) in Fiscal 1999 from the prior year. Research expenses decreased $96,126 (17.6%) due to lower external research program funding and lower research consulting expenses offset, in part, by higher research salary expenses as the result of manufacturing personnel being re-assigned to research. Administrative and marketing expenses decreased $62,178 (5.9%) due to lower salary, consulting, advertising and printing expenses offset, in part, by higher legal and accounting expenses. Occupancy expenses were essentially unchanged. During Fiscal 1999, the Company incident to an anticipated reduction of operations, entered into severance agreements with its employees. The amount of related severance expense is $369,762. No severance expense was incurred in the prior fiscal year.

        Interest income decreased $193,493 due to a reduction of net interest income recognized on accounts receivable-other, accounts payable-other and other non-current liabilities to reflect the change in their present value.

Fiscal 1998 and Fiscal 1997
---------------------------
        Sales decreased $64,975 (10.5%) in Fiscal 1998 as the result of lower sales of bulk cytokine proteins and individual cytokine assay units, offset, in part, by sales of bulk cytokine assays. Worldwide competition continued to exert downward pressure on prices. In Fiscal 1998, three customers accounted for approximately 69% of Fiscal 1998 sales and in Fiscal 1997 four customers accounted for approximately 65% of sales.
After the close of Fiscal 1998, one customer that accounted for approximately 24% of 1998 sales and 28% of 1997 sales announced that it had sold its research products business to another company engaged in research product sales. Domestic sales accounted for approximately 67% of the Company's 1998 sales and 82% of 1997 sales while exports accounted for approximately 33% of 1998 sales and 18% of 1997 sales.

        Cost of sales decreased $11,071 (3.5%) due to the lower sales volume and due to lower manufacturing salary expense, offset, in part, by higher manufacturing material expense. The gross profit margin decreased to 44% in Fiscal 1998 from 48% in Fiscal 1997.

        In Fiscal 1998, the Company received $200,000 of funded research and development fees which concluded the funding pursuant to the Research and Development Agreement between the Company and R&D Systems, under which R&D Systems was obligated to make 10 quarterly payments of $100,000 each to the Company. During Fiscal 1997, the Company received $400,000 under this agreement. The Company in its sole discretion may determine the timing and amount of research and development expenditures from the ten $100,000 quarterly funded research payments it received from R&D Systems. The Company has no obligation to repay any of the funds, whether or not such funds are expended by the Company. The Company settled litigation against Immunex and PeproTech during Fiscal 1997 which resulted in an aggregate $14.7 million being recorded as other income, net of amounts owed to counsel and the Institutions, and discounted to reflect the current value of amounts to be received in fiscal years 1998, 1999, 2000 and 2001.

        Operating expenses increased $9,344 (0.5%) in Fiscal 1998 from the prior year. Research expenses increased $369,902 (208.2%) due to increased external research funding and consulting expenses regarding the dental assay, vaccine adjuvant and other research programs. Research salary expense also increased compared to the prior year due to the hiring of an additional scientist. Administrative and marketing expenses decreased $348,557 (25.0%) as a result of lower legal expenses due to the settlement of litigation in Fiscal 1997, offset, in part, by higher increased
insurance, travel and salary expenses.   In addition, a reserve was
recorded in Fiscal 1997 for uncollectibility of a note receivable. Occupancy expenses decreased $12,001 (5.7%) due to the closing of an office temporarily leased during Fiscal 1997.

        Interest income increased $342,121 due to the investment of cash balances and net interest income of $274,524 recognized on accounts receivable-other and accounts payable-other and other non-current liabilities to reflect the increase in their present value.

Liquidity and Capital Resources
-------------------------------
        At June 30, 1999, the Company had current assets of $12,102,136, including cash and equivalents of $8,760,916. The Company made an operating profit, which was largely due to favorable litigation settlements, in Fiscal 1997, but incurred losses in Fiscal 1998 and Fiscal 1999. There can be no assurance that operations will return to profitability.

        There were no capital expenditure commitments outstanding at June 30, 1999.

        Under the terms of the settlement agreement with Immunex, the Company has received $17 million and will receive $3 million in Fiscal 2000 and $1 million in Fiscal 2001. From this aggregate $21 million settlement, the Company is obligated to make payments to counsel and the Institutions, resulting in net (pre-tax) proceeds of approximately $14.3 million to the Company.

        The Company intends to outsource all of its manufacturing and research and development efforts and to sublease its current facility by December 31, 1999. The Company anticipates that it will relocate to a small office complex where it can oversee the further development of the IL-1 vaccine adjuvant project and the use of its current programs through Fiscal 2000.

        In September 1997, the Company engaged the services of BlueStone Capital Partners, LP ("BlueStone") to act as Cistron's financial advisor as to corporate and strategic financial initiatives. The engagement expired in September 1998 and was not renewed. During the period, the Company paid BlueStone $150,000. The Company also issued warrants to BlueStone to purchase 400,000 shares of the Company's common stock at $.25 per share. Under the agreement, the Company would be obligated to make payments including certain percentage fees as well as to issue additional warrants to BlueStone should BlueStone assist Cistron in completing a merger, acquisition, joint venture, partnership, license or contract under this same agreement.

	On October 30, 1998, PMS&V purchased 1,333,333 shares of Cistron's common stock at approximately $.75 per share and received warrants to purchase 666,667 additional shares at $.25 per share for an aggregate price of $1,000,000. Simultaneously, the parties entered into the Option Agreement under which PMS&V obtained a three-year option to acquire an exclusive license to use Cistron's IL-1 technology in the fields of therapeutic and preventive vaccines. Under that agreement, PMS&V also agreed to fund Cistron's vaccine adjuvant development program over the three-year period for $900,000. The agreement contemplates that PMS&V will conduct its own preclinical and clinical work on the use of IL-1 as a vaccine adjuvant in these fields.

	If the option is exercised, Cistron could received an aggregate of $31 million in milestone payments based upon the development progress of adjuvanted vaccine products using Cistron's IL-1 technology or joint technology development by the parties, through clinical trials and FDA approvals, provided PMS&V exercised all rights under the agreement and subject to completion of the development program as currently contemplated. Cistron would also receive royalties should PMS&V sell
vaccines using that technology.   There can be no assurance that PMS&V
will exercise its option to license IL-1 adjuvant rights or if they do that product development milestones will be achieved.

        Under the agreement with BlueStone, the Company was obligated to pay 7% of the equity and research payments received from PMS&V ($133,000 in aggregate fees) to BlueStone as BlueStone assisted Cistron by introducing the parties. Cistron also is obligated to pay BlueStone 7% of the option fees and milestone payments PMS&V may make to Cistron should PMS&V exercise its option under the agreement. The additional warrants to purchase 400,000 shares of the Company's common stock at $.25 per share that the Company was obligated to issue to BlueStone under their initial engagement letter were issued to Robert Naismith, Ph.D of Genome under a letter of instruction from BlueStone. Dr. Naismith, who has been a director of the Company since January 1998, was a Managing Director of BlueStone until April 1998.

        In October 1998, Cistron engaged Genome whose Chairman and CEO is Dr. Naismith, to perform the services of financial advisor as to corporate and strategic financial initiatives. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures,
mergers or the sale of the Company.   The Company pays Genome a retainer
of $10,000 per month and would be obligated to make payments and issue additional warrants to Genome under the same terms and condition as in the BlueStone Agreement.

        The Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. In such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time.
The Company has entered into agreements with its Vice-President of Operations and four other employees under which severance payments of one to 12 months will be due an employee if they are separated from the Company in calendar 1999. The aggregate of such payments is $162,262 plus accrued vacation. The unpaid amounts have been recorded in accrued severance.

Impact of Inflation
-------------------
	For the Company's three most recent fiscal years, inflation and changing prices have had no material impact on the Company's sales, revenues or income from continuing operations.

Year 2000
---------
	The Company's computers are stand-alone PC's running Microsoft Windows 95 programs. Microsoft believes these programs to be Year 2000
(Y2K) compatible. The volume of transactions processed via these programs can be handled manually, if need by, to prevent any interruptions in order
processing.   None of the manufacturing or research operations are
dependent upon computer systems. Additionally, the Company has requested and has received Y2K compliance statements from its major customers and suppliers. These responses have not indicated a Y2K problem. Currently, management does not foresee any negative impact from the Y2K event upon Cistron's business operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
---------------------------------------------------------------------
	Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of foreign currency exchange rates and interest rates. These exposures are directly related to its international sales and its normal investing activities. Due to the limited amount of sales to the foreign market, the Company has not established any policies to manage its exposure to market risks. Additionally, the Company does not have any interest bearing debt, and invests available cash in short-term cash equivalent items. As a result, the Company's overall interest rate exposure as of and during the year ended June 30, 1999 would not be materially affected by a near-term change in interest rates.

	For quantitative disclosure regarding the Company's financial instruments see Note 12 to the Financial Statements.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
	  	The response to this Item is submitted in a separate section of this Report on page F-1.

Item 9. Changes In and Disagreements with Accountants
  	on Accounting and Financial Disclosure.
-----------------------------------------------------
         	Not applicable.

                                PART III
                                --------

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
	The following table sets forth each current Director and executive officer of the Company, together with his age and office held:

Name                           Age               Office
----                           ---               ------
Franklin J. Iris               69                Chairman, Chief Executive
                                                 Officer, Chief Financial
                                                 Officer and Director

Isidore S. Edelman, M.D.       79                Director

Richard S. Dondero             49                Vice President of
                                                 Operations and
                                                 Product Development

Frank G. Stout                 50                Director

Robert W. Naismith, Ph.D.      54                Director

Jonathan E. Rothschild         45                Director

        Franklin J. Iris was appointed as Chairman of the Company in May 1999 and Chief Executive Officer and Chief Financial Officer in June 1999 and has been a director since July 1998. Mr. Iris has over 25 years of experience as an executive and consultant in the health care industry. He is founder (1985) and principal of Iris & Associates, an investment consulting and acquisition services firm. He also serves as a director of several health care companies, including Photon Technology, Cytyc
Corporation and Affiliated Physicians Network. Mr. Iris was previously president of the Laboratory Group and a corporate vice president with Becton Dickinson and Company.

        Isidore S. Edelman, M.D. is co-founder of the Company and has been a director since its inception with the exception of the period June 30, 1998 through May 5, 1999. Dr. Edelman holds degrees from Indiana
University (B.A.) and Indiana University School of Medicine (M.D.). Dr. Edelman is the Robert Wood Johnson, Jr. Professor of Biochemistry, director of Columbia University's Genome Center and former Chairman of the Department of Biochemistry and Molecular Biophysics, College of Physicians and Surgeons, Columbia University. Prior to joining the faculty of Columbia University in June 1978, he was the Samuel Neider Research Professor of Medicine and Professor of Biophysics at the University of California School of Medicine in San Francisco. Dr. Edelman is a member of the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences and the American Academy of Arts and
Sciences.

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

        Robert W. Naismith, Ph.D. was elected a director in January 1998. Since July 1998, Dr. Naismith has been Chairman and CEO of Genome Securities, Inc., an investment banking firm focused on healthcare and the life sciences industry and the Company's investment banker since October 1998. From October 1996 to April 1998, he was Managing Director of Healthcare at BlueStone Capital Partners, L.P. Dr. Naismith serves as a director or trustee of several private and public companies and was a co-founder and held senior management positions in private and public companies during his over two decades in the biotech/pharmaceutical/medical device industry. Organizations for which Dr. Naismith serves as a director or trustee are Penn Security Bank and Trust Company, Marion Nichols Corporation, Pennsylvania Regional Tissue Bank, International Institute for the Advancement of Medicine, and the William Harvey Research Foundation.
He holds a Ph.D. in Genetics and maintains academic appointments at three universities.

        Jonathan E. Rothschild, a shareholder of the Company, was appointed director in May 1999. Since 1981, Mr. Rothschild has been President of Arterio, Inc. a company that distributes nutritional supplements to health professionals and since 1993, is also President of JMJ Foods and Seasonings, Colburn's North Village Store. From 1981-1985, Mr. Rothschild served as a consultant to Creative Biomedical Communications. Mr. Rothschild holds his M.A. from San Francisco State University and a B.A. from Cook College, Rutgers University.

        All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors and subject to rights, if any, under contracts of employment. As part of the Company's Chapter 11 settlement agreement, the Institutions have the right to designate one individual nominated by management to the Board of Directors. If Cistron is consolidated or merged or acquired by a third party whose primary products and/or interest is in areas other than IL-1, its variants, derivatives or applications, Cistron will no longer be obligated to appoint such a representative and the representative of the Institutions then acting as a Director of Cistron will resign. Currently, Mr. Frank G. Stout is the Institutions' designee on the Board. Under its agreement with the Company, BlueStone had the right to nominate Dr. Naismith to the Company's Board of Directors after the initial six-month engagement period providing that the agreement continued in effect. Dr. Naismith was nominated and, at the stockholders' meeting in January 1998 was elected a director.
___________________________________

Item 11. Executive Compensation
-------------------------------
	The following table sets forth a summary of the compensation earned in each of the last three fiscal years by each Chief Executive Officer and by the only other executive officer whose cash compensation during such year exceeded $100,000 in fiscal year 1999.

                         SUMMARY COMPENSATION TABLE
=======================================================================================
                                                        Long-Term
                                                        Compensation
                                                        -------------------------------
                                  Annual Compensation               Awards
                                  -----------------------------------------------------
                                                          Common Stock
Name and               Fiscal                             Underlying     All Other
Principal Position     Year     Salary ($)    Bonus ($)   Options        Compensation
---------------------------------------------------------------------------------------
Bruce C. Galton        1999    $ 192,500           -         -            210,000 (2,3)
Former Chairman and    1998      210,000      $ 100,000    10,150           -
CEO Chief Financial    1997      187,500      $  50,000      -              -
Officer (1)

Franklin J. Iris       1999    $  18,750 (4)     -           -              -
Chairman, CEO and
Chief Financial
Officer

Richard S. Dondero     1999    $ 104,000          -       250,000         104,000 (5)
Vice President -       1998      101,000          -          -              -
Operations and         1997       95,833      $ 50,000       -              -
Product Development
=======================================================================================

(1) Mr. Galton served as Acting Chairman and CEO from May 1997 to July 1998 then as Chairman and CEO until he resigned as Chairman on May 5, 1999 and subsequently as CEO on May 31, 1999.

(2) Of which $157,500 is payable in nine consecutive monthly installments, commencing June 15, 1999. In accordance with the terms of Mr.
     Galton's Employment Agreement, an additional $52,500 is payable in three consecutive monthly installments commencing June 15, 1999, in consideration for his agreement to continue as Chief Executive Officer and Chief Financial Officer during May 1999 and for his release of claims against the Company. These payments are subject to acceleration to one lump sum payment upon the first to occur of a sale or merger of the Company or its liquidation or dissolution.

(3) In May 1999, Mr. Galton exercised options to purchase 1,365,960 shares of Common Stock for an aggregate exercise price of $277,805 and executed a nonrecourse promissory note in the principal amount of the aggregate exercise price, payable upon the earliest of three (3) years following the date of the loan, receipt of the proceeds of sale of shares securing the loan, upon the merger or sale of the Company or the liquidation or dissolution of the Company. In addition, any distributions or dividends paid on the shares are to be applied to reduce the principal amount of the promissory note. The promissory note is secured by a pledge of the shares issued upon exercise of the options.

(4) Mr. Iris served as Chairman and CEO designate from May 5, 1999 and CEO and CFO from June 1999. Mr. Iris's annual compensation is $150,000.

(5) In connection with the severance agreement described in Item 7, Managements Discussion and Analysis of Financial Condition and results of operations.

                     OPTION GRANTS IN LAST FISCAL YEAR (1999)
-------------------------------------------------------------------------------------------------------
                                INDIVIDUAL GRANTS
=======================================================================================================
Name                 Number Of Securities    Percent of Total Options
                     Underlying Options      Granted to Employee In     Exercise Price  Expiration Date
                     Granted                 Fiscal Year                   ($/Share)
-------------------------------------------------------------------------------------------------------
Richard S. Dondero
V.P. of Operations &
Product Development    250,000  (1)                 71%                   $.30           November 2008

     (1) Options become exercisable at the annual cumulative rate of 50,000 shares commencing one year from the date of grant and in the event of a Change of Control, the options that would have become exercisable at the anniversary date of the option grant date immediately following the Change of Control become accelerated as of the date of the Change of Control.

     The following table sets forth information concerning exercised options in the fiscal year ended June 30, 1999 by the executive officers listed in the Summary Compensation Table and certain information concerning unexercised options held at June 30, 1999 by the executive officers listed in the Summary Compensation:

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                 AND OPTION VALUES AT JUNE 30, 1999

--------------------------------------------------------------------------------------------------------
                                                                                Value of Unexercised
                                                     Number of Unexercised      In-the-Money
                                                     Options at June 30, 1999   Options at June 30, 1999
                                                     ------------------------   ------------------------
                     Shares Acquired   Value
Name                 On Exercise (#)   Realized ($)  Exercisable Unexercisable  Exercisable Unexercisable
---------------------------------------------------------------------------------------------------------
Bruce Galton         1,365,960         464,426 (1)      --               --         --             --

Franklin J. Iris        --               --             --          150,000 (2)  $ 39,587     $ 1,500

Richard S. Dondero      --               --           431,722       250,000      $ 47,976     $ 2,500
---------------------------------------------------------------------------------------------------------

(1) Based upon the average of the closing bid and asked prices of the Common Stock on the date of exercise of $.34 per share compared to the exercise price which ranged between $.06 and $.38 per share.

(2) Options were granted Mr. Iris as a Director of the Company.


Employment Agreements
---------------------
	In April 1994, Mr. Galton entered into a five-year employment contract with the Company. Mr. Galton's employment agreement provided that in the event he was terminated without cause by the board of directors, or if the Company refuses to renew his employment agreement, then upon Mr. Galton's written request, the Company would (i) pay Mr. Galton an amount equal to six months of his current salary in equal monthly installments, commencing the month in which the termination occurs or the salary which would be due under the remaining unexpired term of the agreement, whichever is greater, (ii) enter into a consulting contract with Mr. Galton at full pay and benefits for a minimum of three months and (iii) lend Mr. Galton such amount as may be required to exercise any stock options then exercisable by Mr. Galton to purchase shares of the Company's Common Stock. The employment agreement also provided that in the event the Company relocated during the term of the employment agreement, and Mr. Galton relocated with the Company, the Company would reimburse Mr. Galton for all relocation costs and pay Mr. Galton a bonus of $25,000 upon completing such relocation. If Mr. Galton chose not to relocate with the Company, he would receive the applicable termination pay described in clauses (i) and (iii) of the preceding paragraph plus an additional three months salary as severance pay.

        On May 5, 1999, the Company announced that Bruce C. Galton and Thomas
P. Carney, Ph.D., had resigned as directors of the Company, that two new directors, Isidore S. Edelman, M.D., the Company's co-founder, a former board member, and a principal shareholder of the Company, and Jonathan Rothschild, another shareholder of the Company, had been appointed to the Board and that Franklin J. Iris, a director of the Company, had been appointed Chairman of the Board of the Company and Chief Executive Officer-designate. Mr. Galton resigned as Chairman and a director but remained as Chief Executive Officer until May 31, 1999. At that time, Mr. Iris became the Company's Chief Executive Officer and Chief Financial Officer.

        Mr. Galton and the Company entered into a Separation From Employment Agreement under which the Employment Agreement was amended to increase the severance payment to an amount equal to nine months base salary
($157,500), payable in nine consecutive monthly installments commencing
June 15, 1999, and to eliminate any consulting agreement following the non-renewal of employment. These payments are subject to acceleration to one lump sum payment upon the first to occur of a sale or merger of the Company or its liquidation or dissolution. The Employment Agreement also modified the payment terms of the nonrecourse loan to require payment of the note to be paid upon on the earliest of three (3) years following the date of the loan, receipt of the proceeds of sale of shares securing the loan, upon the merger or sale of the Company or the liquidation or dissolution of the Company. In addition, any distributions or dividends paid on the shares are to be applied to reduce the principal amount of the promissory note. In May 1999, Mr. Galton exercised options to purchase 1,365,960 shares of Common Stock for an aggregate exercise price of $277,805 and executed a nonrecourse promissory note in accordance with the terms of the Separation of Employment Agreement. The note is secured by a pledge of the 1,365,960 shares.

        The base salary and additional severance commitment aggregated
$210,000.

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

        The Company also entered into a consulting agreement in which Mr. Galton agreed to perform certain activities in the preparation of the fiscal year end financial statements and sections of the 1999 Annual Report on Form 10-K for which the Company agreed to a payment in the amount of $10,000 and the payment of Mr. Galton's group medical benefits through December 31, 1999 in the amount of approximately $7,000.

        In April 1994, Mr. Dondero entered into a five-year employment contract with the Company. In April 1999, Mr. Dondero and the Company extended the employment contract for an additional five-year period expiring in April 2004. The employment agreement contains a confidentiality provision that requires Mr. Dondero to maintain as confidential all information obtained during the course of employment for the period of such agreement and for three years after termination thereof. In the event the employment agreement is terminated without cause or if the Company upon Mr. Dondero's written request refuses within thirty (30) days of such request to renew the employment agreement for an additional two (2) year period upon the same terms and conditions, the Company has agreed to (i) pay Mr. Dondero an amount equal to nine (9) months' salary and benefits as severance, such severance to be payable in equal monthly installments commencing the month in which the termination occurs, and (ii) enter into a consulting contract for a minimum period of three (3) months at full salary and benefits.

        During Fiscal 1999, the Company maintained a "key man" life insurance policy on the life of Mr. Galton in the amount of $1,000,000. This policy was not renewed for Fiscal 2000.

        Starting in Fiscal 1996, directors who were not employees received a retainer fee of $1,200 per annum and $500 for each meeting of the Board of Directors attended in person. Directors who are independent of the Company also receive options to purchase 50,000 shares of Common Stock for each year of service as such, up to a total of 150,000 shares. Mr. Stout has agreed to serve without cash compensation and without receipt of stock options. Mr. Stout received $8,000 in consulting fees in Fiscal 1999. He also received $3,000 as a consultant in 1999 before his appointment as a director.



Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
	The following table sets forth information as of August 31, 1999 with respect to the beneficial ownership of Cistron's Common Stock by (i) each person known by Cistron to own beneficially more than five percent of such Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table under Item 11, and (iv) all Directors and executive officers as a group, together with their percentage ownership of such shares:

Name and Address of
Beneficial Owner            Shares Beneficially Owned   Percent Outstanding
--------------------------------------------------------------------------
Pasteur Merieux Serums
& Vaccins, S.A.
58, avenue Leclerc
69007 Lyon, France.......       2,000,000 (1)                 9.9 %

Isidore S. Edelman, M.D.
464 Riverside Drive #61
New York, NY 10027........      2,466,055 (2)                12.2

Bruce C. Galton
8 Holden Lane
Madison, NJ ..............      1,411,157                      7.0

Jonathan E. Rothschild....        597,500                      3.0

Richard S. Dondero........        447,207 (3)                  2.2

Franklin J. Iris..........          --                         --

Frank G. Stout............            600 (4)                  *
Robert S. Naismith, Ph.D..        400,000 (5)                  2.0
All directors and executive
officers as a group (6)         3,911,362 (6)                 19.4
 _________________
* less than 1%


(1)  Includes 666,667 shares issuable upon currently exercisable warrants.

(2) Does not include 194,935 shares owned by Dr. Edelman's spouse, as to which he disclaims beneficial ownership.

(3) Includes 431,722 shares issuable upon exercise of currently exercisable options

(4) Mr. Stout disclaims beneficial ownership of 302,289 shares and 136,870 shares owned as of August 31, 1999 by the New England Medical Center Hospitals, Inc. and Wellesley College, respectively, two of the Institutions for which Mr. Stout serves as designee on the Company's Board of Directors.

(5) Consists of currently exercisable warrants to purchase 400,000 shares of Common Stock.

(6) Includes options and warrants described in notes 3 and 5, respectively.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
         On October 30, 1998, the Company and PMS&V, a subsidiary of Rhone-Poulenc Group, entered into a Common Stock and Warrant Purchase Agreement (the "Purchase Agreement") under which PMS&V purchased 1,333,333 shares of Common Stock and a three year warrant (the "Warrant") to purchase 666,667 additional shares of the Company's Common Stock at $.25 per share, for an aggregate consideration of $1,000,000. Under a related Registration Rights Agreement between the Company and PMS&V, PMS&V also received "piggyback" and demand registration rights relating to the shares purchased as well as the shares issuable upon exercise of the Warrant.

	Also on October 30 1998, Cistron and PMS&V entered into the the Option Agreement, pursuant to which PMS&V obtained a three-year option to acquire an exclusive license to use the Company's IL-1 technology in the fields of therapeutic and preventive vaccines. Under the Option Agreement, PMS&V agreed to fund the Company's vaccine adjuvant development program over a three-year period for $900,000. The Option Agreement contemplates that PMS&V will conduct its own preclinical and clinical work on the use of IL-1
(beta) as a vaccine adjuvant in the fields of preventative and therapeutic vaccines.

	If the option is exercised, Cistron could receive an aggregate of $31 million in milestone payments based upon the development progress of adjuvanted vaccine products using Cistron's IL-1 technology or joint technology developed by the parties, through clinical trials and FDA approvals, provided PMS&V exercises all its rights under the agreement and subject to completion of the development program as currently contemplated. Cistron would also receive royalties should PMS&V sell vaccines using that technology. There can be no assurance that PMS&V will exercise its option to license IL-1 adjuvant rights or if they do that product development milestones will be achieved.

	Robert W. Naismith, Ph.D., a director of the Company, served as a Managing Director of BlueStone Capital Partners, L.P. ("Bluestone"), from October 1996 until April 1998. In September 1997, the Company engaged the services of BlueStone to act as the Company's financial advisor as to corporate and strategic financial initiatives. The agreement with BlueStone (the "BlueStone Agreement") obligated the Company to pay BlueStone certain compensation (discussed below) and also provided that BlueStone had the right to nominate Dr. Robert W. Naismith to the Company's board of directors following an initial six-month advisory period, provided the BlueStone Agreement was then in effect. Dr. Naismith was nominated by BlueStone and elected as a director at the Company's annual meeting of stockholders for the fiscal year 1998.

	The Company engaged BlueStone from September 1997 until September 1998, during which time the Company paid BlueStone approximately $150,000 in cash and issued BlueStone a warrant to purchase 400,000 shares of the Company's Common Stock at $.25 per share. At the end of October 1998, the Company also paid BlueStone additional investment banking compensation including a warrant to purchase up to 400,000 shares of the Company's Common Stock at $.25 per share and a fee equal to 7% of the equity and research payments ($133,000 in aggregate fees) to BlueStone when the Company entered into definitive agreements with PMS&V. BlueStone subsequently assigned its interest in the warrant to Dr. Robert Naismith. Pursuant to the terms of the BlueStone Agreement, the Company remains obligated to pay BlueStone 7% of any license fees or milestone payments PMS&V may make to the Company under the terms of an agreement between PMS&V and the Company.

        Dr. Naismith is currently the chairman and chief executive officer of Genome. On October 8, 1998 the Company entered into an agreement (the
"Genome Agreement") whereby the Company engaged Genome to act as the Company's exclusive financial advisor as to corporate and financial initiatives for a period of six months. Pursuant to the terms of the Genome Agreement, the Company pays Genome a monthly retainer and has paid an aggregate of $90,000 in such fees through June 30, 1999. The Company has also agreed to pay Genome additional investment banking compensation if Genome should assist the Company with completing an acquisition, merger, joint venture or other arrangement as defined under the terms of the Genome Agreement.

	On July 8, 1999, the Company purchased an aggregate of 5,558,406 shares of the Company's common stock, $.01 par value per share. 5,058,406 shares were purchased from Dr. Harvey Wm. Glasser under a purchase agreement between the Company and Dr. Glasser dated as of June 21, 1999, which Dr. Glasser had previously acquired from the Bankruptcy Estate of Dr. Henry Grausz, a former director and former executive officer of the Company and one of its founders. The purchase price for the shares was $1,150,000 or $0.2274 per share. The remaining 500,000 shares of its common stock were purchased from the Bankruptcy Estate of Dr. Grausz for a purchase price of $113,700 or $0.2274 per share under a purchase agreement dated as of June 30, 1999. The 5,558,406 shares of Common Stock purchased by the Company from Dr. Glasser and the Bankruptcy Estate of Dr. Grausz are treated as treasury stock.

                                PART IV
                                -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

         (a) and (d) Financial Statements and Schedules.
         See Index to Financial Statements on page F-1.

         (b) Reports on Form 8-K.

             None

         (c) Exhibits.

             See Index to Exhibits on page E-1.
             Exhibits 10.2, 10.3a, 10.3b, 10.9 and 10.17 relate to management compensatory agreements plans

                                    SIGNATURES
                                    ----------

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Pine Brook, State of New Jersey, on the 24th day of September, 1999.



                                        CISTRON BIOTECHNOLOGY, INC.


                                        By: /s/FRANKLIN J. IRIS
                                            -------------------------
                                            Franklin J. Iris
                                            Chairman of the Board and
                                            Chief Executive Officer



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                     Title                              Date
----------                    -----                              ----
/s/FRANKLIN J. IRIS           Chairman, Chief Executive
-------------------           Officer and Chief Financial
Franklin J. Iris              Officer (Prinicpal Executive
                              Financial and
                              Accounting Officer)          September 24, 1999

/s/FRANK G. STOUT             Director                     September 24, 1999
-----------------
Frank G. Stout

/s/ROBERT W. NAISMITH, Ph.D.  Director                     September 24, 1999
----------------------------
Robert W. Naismith, Ph.D.

/s/ISIDORE S. EDELMAN, M.D.   Director                     September 24, 1999
---------------------------
Isidore S. Edelman, M.D.

/s/JONATHAN E. ROTHSCHILD     Director                     September 24, 1999
-------------------------
Jonathan E. Rothschild

                          INDEX TO EXHIBITS
                          -----------------
3.1     Registrant's Certificate  of Incorporation....................    (1)

3.1a    Registrant's Amendment to Certificate of Incorporation, dated
        July 9, 1986..................................................    (1)

3.1b    Registrant's Amendment to Certificates of Incorporation, dated
        August 14, 1986...............................................    (1)

3.2     Registrant's Amended By-laws..................................    (1)

4.1     Common Stock Purchase Warrant of Registrant issued to Kirkland
        & Ellis LLP to purchase 250,000 shares of Common Stock........    (2)

4.1a    Amendment to Common Stock Purchase Warrant of Registrant
        issued to Kirkland & Ellis LLP to purchase 250,000 shares of
        Common Stock..................................................    (2)

4.2     Common Stock Purchase Warrant of Registrant issued to BlueStone
        Capital Partners, L.P. to purchase 400,000 shares of
        Common Stock...................................................   (2)

4.3     Common Stock and Warrant Purchase Agreement pursuant to which
        Pasteur Merieux Serums & Vaccins, S.A. purchased 1,333,333 shares of Common Stock and a warrant to purchase 666,667 shares
        of Common Stock................................................   (2)

4.4     Registration Rights Agreement between Registrant and Pasteur
        Merieux Serums & Vaccins, S.A..................................   (2)

4.5     Common Stock Purchase Warrant of Registrant issued to Robert
        Naismith, Ph.D. to purchase 400,000 shares of Common Stock.....   (2)

10.1    Settlement Agreement, dated June 30, 1991, among Registrant,
        E.I. du Pont de Nemours and Company and The DuPont Merck
        Pharmaceutical Company.........................................   (3)

10.2a   Employment Agreement, dated April 30, 1994, between Registrant
        and Bruce C. Galton............................................   (4)

10.3a   Employment Agreement, dated April 30, 1994, between Registrant
        and Richard S. Dondero.........................................   (4)

10.3b   Letter Agreement dated February 23, 1999, amending Employment
        Agreement dated April 30, 1994 between Registrant and Richard
        S. Dondero.....................................................

10.5    Sponsored Research Agreement and License Agreement, effective as of October 1, 1983 and December 1, 1983, respectively, each
        between Registrant and the Institutions, named ................   (1)

10.5a   Amendments to Sponsored Research Agreement and License
        Agreement, each dated July 9, 1986.............................   (5)

10.5b   Amendments to Sponsored Research Agreement and License
        Agreement, each dated February 19, 1987........................   (6)

10.5c   Amendment to sponsored Research Agreement, dated May 6, 1988...   (7)

10.6    License Agreement, dated September 15, 1988, between Registrant
        and Rijksuniversiteit of Limburg (Holland).....................   (6)

10.6a   License Agreement, dated September 15, 1993, between Registrant
        and Rijksuniversiteit of Limburg (Holland).....................   (6)

10.6b   License Agreement, dated September 15, 1998, between Registrant
        and Rijksuniversiteit of Limburg (Holland).....................   (6)

10.8    Lease, dated September 4, 1984, between Registrant and Stanley
        Karczynski.....................................................   (1)


10.8a   First Amendment to Lease, dated February 10, 1989, between
        Registrant and Stanley Karczynski.............................    (6)

10.8b   Second Amendment to Lease dated November 19, 1991, between
        Registrant and Stanley Karczynski.............................    (6)

10.8c   Third Amendment to Lease dated November 1, 1997, between
        Registrant and Stanley Karczynski.............................    (7)

10.9    Registrant's 1985 Employee Stock Option Plan, as amended......    (8)

10.13   Settlement Agreement, dated May 17, 1993, between Registrant,
        Biotech Australia Pty. Limited and the Institutions, named
        therein.......................................................    (9)

10.14   License Agreement, dated March 21, 1995, between Registrant and
        Research and Diagnostic Systems, Inc...........................  (10)

10.15   Research and Development Agreement, dated April 10, 1995,
        between Registrant and Research and Diagnostics Systems, Inc...  (10)

10.17   1997 Incentive and Non-Incentive Stock Option Plan.............  (11)

10.18   Collaboration and Option Agreement between Registrant and
        Pasteur Merieux Serums & Vaccins, S.A., dated October 30, 1998
        + Portions have been omitted and filed separately with the
        Securities and Exchange Commission pursuant to arequest for
        confidential treatment.........................................   (2)

10.19   Letter of engagement, dated October 5, 1998, between Registrant
        and Genome Securities, Inc.....................................   (2)

10.20   License Agreement, dated February 16, 1999, between Registrant
        and R&D Systems, Inc..........................................   (12)

10.21   Separation from Employment Agreement, dated May 5, 1999,
        between Registrant and Bruce C. Galton, including Exhibit A
        thereto.......................................................   (12)

10.22   Purchase Agreement, dated June 21, 1999, between Registrant and
        Dr. Harvey Wm. Glasser.........................................  (13)

10.23   Purchase Agreement, dated as of June 30, 1999, between the
        Registrant and the Bankruptcy Estate of Dr. Henry Grausz.......  (13)

24.1    Consent of Deloitte & Touche LLP with respect to financial information contained in the Registrant's Registration
        Statement of Form S-8 (File No. 33-13704)......................   47

Financial Data Schedule................................................   48

____________________

(1) Filed as the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-5824) (the "Form S-1") and incorporated herein by reference thereto.

(2) Filed as same numbered Exhibit to Registrant's Form 10-Q for the three months ended September 30, 1999.

(3) Filed as Exhibit 10.2a to the Registrant's 1991 Report on Form 10-K and incorporated herein by reference thereto.

(4) Filed as the same numbered Exhibit to Registrant's 1994 Form 10-K and incorporated herein by reference thereto.

(5) Filed as Exhibit 10.12 to the Registrant's Form S-1 and incorporated herein by reference thereto.

(6) Filed as the same numbered Exhibit to the Registrant's 1992 Form 10-K and incorporated herein by reference thereto.

(7) Filed as Exhibit 28.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1988 and incorporated herein by reference thereto.

(8) Filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 33-13704) and incorporated herein by reference thereto.

(9) Filed as the same numbered Exhibit to Registrant's 1993 Form 10-K and incorporated herein by reference thereto.

(10) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.

(11) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference thereto.

(12) Filed as same numbered Exhibit to the Registrant's Report onf From 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference thereto.

(13) Filed as same numbered Exhibit to the Registrant's Report on Form 8-K dated July 8, 1999 and incorporated herein by reference thereto.


____________________

                           Cistron Biotechnology, Inc.
                           ---------------------------
                          (A Development Stage Company)
                           ---------------------------

                 Index to Financial Statements and Schedules
                 -------------------------------------------

                  Years ended June 30, 1997, 1998 and 1999
                  ----------------------------------------

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

          Notes to Financial Statements                        F-10

                                        * * * *

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Cistron Biotechnology, Inc.
Pine Brook,  New Jersey


We have audited the accompanying balance sheets of Cistron Biotechnology, Inc. (a development stage company) as of June 30, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999, and for the period from February 2, 1982 (date of commencement of operations) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, and for the period from February 2, 1982 (date of commencement of operations) to June 30, 1999, in conformity with generally accepted accounting principles.

The Company is in the development stage as of June 30, 1999. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues and must obtain required regulatory approval of its products for sale or license to the diagnostic and/or therapeutic market in accordance with its business plan.




ss/Deloitte & Touche LLP/
-----------------------
Parsippany, New Jersey

September 10, 1999

                                CISTRON BIOTECHNOLOGY, INC.
                                ---------------------------
                                       BALANCE SHEETS
                                       --------------
                                                                June 30,
                                                     --------------------------
                                                          1998            1999
                                                     --------------------------
ASSETS
------
CURRENT ASSETS:
  Cash and equivalents                               $  5,832,031  $  8,760,916
  Accounts receivable-trade                               101,859        28,279
  Accounts receivable-other                             2,940,673     2,942,361
  Inventories                                               3,635         1,023
  Taxes receivable                                        329,024       369,557
  Note receivable $230,000; reserve $230,000                    -             -
                                                       ----------    ----------
TOTAL CURRENT ASSETS                                    9,207,222    12,102,136

ACCOUNTS RECEIVABLE - OTHER - Long Term                 3,670,221       931,440
                                                        ----------    ----------
PROPERTY AND EQUIPMENT:
  Machinery and equipment                                 502,908       507,557
  Furniture and fixtures                                  147,113       147,113
  Leasehold improvements                                   77,674        77,674
                                                       ----------    ----------
                                                          727,695       732,344
  Less: Accumulated depreciation                          701,477       706,980
                                                       ----------    ----------
                                                           26,218        25,364
                                                       ----------    ----------
SECURITY DEPOSIT                                           23,938        23,938
                                                       ----------    ----------
PATENTS, Net of accumulated amortization of
 $14,536 and $17,186 in 1998 and 1999, respectively        22,569        19,919
                                                       ----------    ----------
DEFFERRED TAX ASSET                                        49,313             -
                                                       ----------    ----------
TOTAL ASSETS                                         $ 12,999,481  $ 13,102,797
                                                       ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accrued expenses and accounts payable              $    114,894  $    390,386
  Other current liabilities                             1,039,956       775,484
                                                       ----------    ----------
TOTAL CURRENT LIABILITIES                               1,154,850     1,165,870
                                                       ----------    ----------
  Deferred revenue                                              -        69,750
                                                       ----------    ----------
  Other non-current liabilities                           902,174       270,796
                                                       ----------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value 50,000,000 shares
  authorized, issued and outstanding 26,930,187
  shares and 29,683,854 shares, respectively              269,302       296,839
  Additional paid-in capital                            8,683,680     9,865,036
  Earnings accumulated during the development stage     2,384,125     2,106,961
  Treasury stock 3,946,500 shares at cost"               (394,650)     (394,650)
  Note receivable for shares of stock                           -      (277,805)
                                                       ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                             10,942,457    11,596,381
                                                       ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 12,999,481  $ 13,102,797
                                                       ==========    ==========


                        See accompany notes to financial statements



                                CISTRON BIOTECHNOLOGY, INC.
                                ---------------------------
                                 STATEMENTS OF OPERATIONS
                                 ------------------------

                                                                                       February 2, 1982
                                                                                       (commencement of
                                                          Year ended June 30,           operations) to
                                                  1997          1998           1999     June 30, 1999
                                           ------------------------------------------------------------
Sales                                      $     620,180  $    555,205   $    336,752   $  9,751,737
Cost of sales                                    320,749       309,678        212,648      4,329,977
                                              ----------    ----------     ----------     ----------
  Gross profit                                   299,431       245,527        124,104      5,421,760

Other income:
Litigation settlements, net                   14,684,206             -              -     14,684,206
License fees and funded research                 405,419       205,000        927,500      5,038,649

Expenses:
Research and development                         177,663       547,565        451,439      8,994,785
Administrative and marketing                   1,394,377     1,045,820        983,642     12,190,704
Occupancy                                        210,516       198,515        194,610      2,665,575
Employee severance                                     -             -        369,762        369,762
                                              ----------    ----------     ----------     ----------
  Total expenses                               1,782,556     1,791,900      1,999,453     24,220,826
                                              ----------    ----------     ----------     ----------
  Operating income/(loss)                     13,606,500    (1,341,373)      (947,849)       923,789

Interest income/(expense) - net                  230,744       572,865        379,372      1,259,936
Other expense                                          -             -              -        (59,895)
Amortization of deferred financing costs               -             -              -       (173,079)
Acquisition expense                                    -             -              -       (429,620)
                                              ----------    ----------     ----------     ----------
Income/(loss) before income taxes
  and extraordinary credit                    13,837,244      (768,508)      (568,477)     1,521,131
Income tax provision/(benefit)                 1,491,290      (292,029)      (291,313)     1,176,486
                                              ----------    ----------     ----------     ----------
  Income/(loss) before extraordinary credit   12,345,954      (476,479)      (277,164)       344,645
                                              ----------    ----------     ----------     ----------
  Extraordinary credit - benefit of tax loss
   carry forward                                     -               -              -        262,838
                                              ----------    ----------     ----------     ----------
Net Income/(loss)                           $ 12,345,954  $   (476,479)  $   (277,164)  $    607,483
                                              ==========    ==========     ==========     ==========

Earnings/(loss) per share                   $       0.46  $      (0.02)  $      (0.01)
                                              ==========    ==========     ==========

Weighted average shares                       26,884,990    24,955,077     23,962,074
                                              ==========    ==========     ==========
Earnings/(loss) per share-
 assuming dilution                          $       0.42  $      (0.02)  $      (0.01)
                                              ==========    ==========     ==========
Weighted average shares outstanding -
 assuming dilution                            29,057,731    24,955,077     23,962,074
                                              ==========    ==========     ==========

                            See accompanying notes to financial statements


                                  CISTRON BIOTECHNOLOGY, INC.
                                  ---------------------------
                               STATEMENTS OF SHAREHOLDERS' EQUITY
                               ----------------------------------
                                                                  Earnings
                                                                  (Deficit)
                                                                  accumulated                            Total
                            Partners' capital/      Additional    during the                             shareholders'
                               Common stock         paid-in       development                Note        equity/
                          Shares         Amount     capital       stage             Other    receivable  (deficiency)
                          ------------------------  -----------   -------------  ----------  ----------  -------------
Initial partners'
 contribution -
 February 1982                     -  $     74,929  $          -  $          -   $        -  $        -  $     74,929
Partnership net loss               -             -             -       (84,778)           -           -       (84,778)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1982             -        74,929             -       (84,778)           -           -        (9,849)
Partners' additional
 capital contribution              -      307,972              -             -            -           -       307,972
Partnership net loss               -             -             -      (313,776)           -           -      (313,776)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1983             -       382,901             -      (398,554)           -           -       (15,653)
Partners' additional
 capital contribution              -       924,392             -             -            -           -       924,392
Dissolution of part-
 nership and issuance
 of common stock           5,483,874    (1,252,454)    1,252,454             -            -           -             -
Issuance of common stock   6,594,331        65,943     1,486,105       (52,048)           -           -     1,500,000
Partnership net loss               -             -             -    (1,152,972)           -           -    (1,152,972)
Reclassification of
 partnership accumulated
 loss                              -             -    (1,551,526)    1,551,526            -           -             -
Net loss                           -             -             -      (418,697)           -           -      (418,697)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE,June 30,1984      12,078,205       120,782     1,187,033      (470,745)           -           -       837,070
Issuance of common stock   1,736,869        17,369     1,482,631             -            -           -     1,500,000
Net loss                           -             -             -    (2,039,016)           -           -    (2,039,016)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE,June 30,1985      13,815,074       138,151     2,669,664    (2,509,761)           -           -       298,054
Issuance of common stock   1,233,344        12,333       397,097             -            -           -       409,430
Net loss                           -             -             -    (1,962,251)           -           -    (1,962,251)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE,June 30,1986      15,048,418       150,484     3,066,761    (4,472,012)           -           -    (1,254,767)
Initial public stock
 offering                  5,750,000        57,500     4,539,212             -            -           -     4,596,712
Issuance of common stock     623,772         6,238       396,686             -            -           -       402,924
Net loss                           -             -             -    (2,574,670)           -           -    (2,574,670)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1987    21,422,190       214,222     8,002,659    (7,046,682)           -           -     1,170,199
Issuance of common stock     231,157         2,311       253,693             -            -           -       256,004
Note Receivable from
 director for shares
 of stock                          -             -             -             -     (271,159)          -      (271,159)
Net loss                                         -             -    (2,071,679)           -           -    (2,071,679)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1988    21,653,347   $   216,533   $ 8,256,352  $ (9,118,361)  $ (271,159)          -  $   (916,635)
                          ==========    ==========    ==========    ==========     =========   ========    ==========

                            See accompanying notes to financial statements



                                        STATEMENTS OF SHAREHOLDER'S EQUITY
                                        ----------------------------------

                                                                  Earnings (Deficit)
                                                                  accumulated                             Total
                                                     Additional   during the                              shareholders'
                                 Common stock        paid-in      development                Note         equity/
                            Shares        Amount     capital      stage          Other       receivable   (deficiency)
                          -----------------------    -----------  -------------  ----------  ----------  -------------
BALANCE, June 30, 1988    21,653,347   $  216,533    $ 8,256,352  $ (9,118,361)  $ (271,159) $        -  $   (916,635)
  Cancellation of note
  receivable from
  director in exchange
  for shares of stock       (328,750)      (3,287)      (267,872)            -      271,159           -             -
  Net income                       -            -              -       301,391            -           -       301,391
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1989    21,324,597      213,246      7,988,480    (8,816,970)           -           -      (615,244)
  Issuance of common
  stock                    3,052,656       30,527        410,535             -            -           -       441,062
  Net income                       -            -              -       188,434            -           -       188,434
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1990    24,377,253      243,773      8,399,015    (8,628,536)           -           -        14,252
  Net income                       -            -              -       176,400            -           -       176,400
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1991    24,377,253      243,773      8,399,015    (8,452,136)           -           -       190,652
  Issuance of common
    stock - net of legal
  fees of $8,039           2,505,737       25,057        216,904             -            -           -       241,961
  Net income                       -            -              -        30,695            -           -        30,695
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1992    26,882,990      268,830      8,615,919    (8,421,441)           -           -       463,308
  Net income                       -            -              -        36,833            -           -        36,833
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1993    26,882,990      268,830      8,615,919    (8,384,608)           -           -       500,141
  Net loss                         -            -              -      (273,852)           -           -      (273,852)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1994    26,882,990      268,830      8,615,919    (8,658,460)           -           -       226,289
 Net income                        -            -              -       279,276            -           -       279,276
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1995    26,882,990      268,830      8,615,919    (8,379,184)           -           -       505,565
 Net loss                          -            -              -    (1,106,166)           -           -    (1,106,166)
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1996    26,882,990      268,830      8,615,919    (9,485,350)           -           -      (600,601)
 Issuance of commo
 stock                         2,000           20            334             -            -           -           354
 Net income                        -            -              -    12,345,954            -           -    12,345,954
                          ----------    ----------    ----------    ----------     --------    --------    ----------
BALANCE, June 30, 1997    26,884,990    $ 268,850    $ 8,616,253  $  2,860,604   $        -  $        -  $ 11,745,707
                          ==========     ========      =========    ==========     ========    ========    ==========

                                        See accompanying notes to financial statements


                                CISTRON BIOTECHNOLOGY, INC.
                                ---------------------------
                           STATEMENTS OF SHAREHOLDER'S EQUITY
                           ----------------------------------
                                                                    Earnings
                                                                    (Deficit)
                                                                    accumulated                           Total
                                                     Additional     during the                            shareholders'
                                 Common stock        paid-in        development            Note           equity/
                             Shares       Amount     capital        stage         Other     receivable     (deficiency)
                           -----------------------  -----------  -------------  ----------  ----------  -------------
BALANCE, June 30, 1997     26,884,990   $ 268,850  $ 8,616,253   $ 2,860,604     $        -           -   $ 11,745,707
 Issuance of common stock      45,197         452        2,427             -              -           -          2,879
 Issuance of warrants               -           -       65,000             -              -           -         65,000
 Net loss                           -           -            -      (476,479)             -           -       (476,479)
 Treasury stock at cost    (3,946,500)          -            -             -       (394,650)          -       (394,650)
                           ----------    ----------  ----------    ----------      --------    --------    ----------
BALANCE, June 30, 1998     22,983,687     269,302    8,683,680     2,384,125       (394,650)          -     10,942,457
                           ----------    ----------  ----------    ----------      --------    --------    ----------
 Issuance of common stock   1,333,333      27,537      916,667             -              -           -       944,204
 Exercise of options        1,420,334           -      264,689             -              -           -       264,689
 Note receivable for
  shares of stock                   -           -            -             -              -    (277,805)     (277,805)
 Net loss                           -           -            -      (277,164)             -           -      (277,164)
                           ----------   ----------  ----------    ----------       --------    --------    ----------
BALANCE, June 30, 1999     25,737,354   $ 296,839  $ 9,865,036   $ 2,106,961     $ (394,650)   (277,805)  $ 11,596,381
                           ==========     ========   =========    ==========       ========    ========    ==========

                                  See accompanying notes to financial statements


                                        CISTRON BIOTECHNOLOGY, INC.
                                        ---------------------------
                                         STATEMENTS OF CASH FLOWS
                                         ------------------------
                                                                                                       February 2, 1982
                                                                                                       (commencement of
                                                                    Year ended June 30,                 operations) to
                                                           1997            1998             1999       June 30, 1999
                                                     ------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                         $    606,626    $    520,957     $    417,643    $  11,672,337
 Cash paid to suppliers and employees                   (6,926,542)     (4,167,017)      (2,786,722)     (33,905,492)
 Interest received                                         230,744         298,353          313,370          919,427
 Acquisition expenses paid                                       -               -                -         (429,620)
 Royalties, research funding, license fees received        405,419         205,000        1,044,605        3,722,592
 Other receipts                                         11,951,190       3,002,207        3,013,551       18,151,099
                                                        ----------      ----------       ----------      -----------
  Net cash provided by (used in) operating activities    6,267,437        (140,500)       2,002,447          130,343
                                                        ----------      ----------       ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                                   -               -                -           15,097
 Issuance of note receivable                              (230,000)              -                -         (230,000)
 Purchase of property and equipment                        (29,163)         (3,926)          (4,649)        (767,121)
                                                        ----------      ----------       ----------      -----------
  Net cash used in investing activities                   (259,163)         (3,926)          (4,649)        (982,024)
                                                        ----------      ----------       ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock and
  additional contributions                                     354            2,879         931,087       10,877,485
 Principal payments on notes payable                             -                -               -         (870,238)
Purchase of treasury stock                                       -         (394,650)              -         (394,650)
                                                        ----------      ----------       ----------      -----------
  Net cash provided by (used in) financing activities          354         (391,771)        931,087        9,612,597
                                                        ----------      ----------       ----------      -----------
  Net change in cash and cash equivalents                6,008,628         (536,197)      2,928,885        8,760,916
CASH AND CASH EQUIVALENTS, beginning of period             359,600        6,368,228       5,832,031                -
                                                        ----------      ----------       ----------      -----------
CASH AND CASH EQUIVALENTS, end of period              $  6,368,228    $   5,832,031    $  8,760,916    $   8,760,916
                                                        ==========      ===========      ==========      ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  Net income (loss)                                   $ 12,345,954    $    (476,479)   $   (277,164)   $     607,483
  Adjustments to reconcile net income
   (loss) to net cash provided used in
   operating activities:
  Depreciation and amortization                              6,535            7,090           8,154          751,019
  Issuance of warrants                                           -           65,000               -           65,000
  Deferred income taxes                                    885,090         (934,403)         49,313                -
  Loss on disposal of property and equipment                     -            4,552               -            8,531
  Increase in reserve for note receivable                  230,000                -               -          230,000
  Amortization of deferred financing
   costs and  other                                              -                -               -          195,179
  Decrease (increase) in assets:
   Accounts receivable                                     (26,370)         (46,550)         73,580          (28,279)
   Inventory                                                 2,059              643           2,612           (1,023)
   Prepaid expenses                                             25              475               -                -
   Taxes receivable                                              -         (329,024)        (40,533)        (369,557)
   Notes and other receivables                          (9,042,520)       2,638,236       2,737,093       (3,889,501)
   Security deposit                                              -                -               -          (23,938)
   Intangible assets                                             -                -               -          (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                   357,147         (755,015)        275,492         2,254,142
 Other current and non-current liabilities               1,509,517         (315,025)       (826,100)          368,392
                                                        ----------      ----------       ----------       -----------
NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES:                      $  6,267,437    $    (140,500)   $  2,002,447    $      130,343
                                                        ==========      ===========      ==========       ===========

                                     See accompanying notes to financial statements

                        STATEMENTS OF CASH FLOW CONTINUED
                        ---------------------------------
             SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:


February 2, 1982 to June 30, 1999
---------------------------------

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

(4) The Company issued 1,365,960 shares of Common Stock to a former officer, under the terms of his employment agreement, in exchange for notes of $277,805.

                See accompanying notes to financial statements

                        CISTRON BIOTECHNOLOGY, INC.

                       NOTES TO FINANCIAL STATEMENTS


    1.  DESCRIPTION OF COMPANY AND FINANCIAL STATEMENT PRESENTATION
    ---------------------------------------------------------------
        Cistron Biotechnology, Inc. ("Cistron" or the "Company") is a development stage, biotechnology company that uses recombinant DNA and immunological techniques to explore certain cytokines and antibodies that may have therapeutic or diagnostic applications. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. Antibodies are proteins that also are produced by white blood cells and usually attack foreign bodies such as bacteria and viruses, but also may be used therapeutically to modulate the over-production of cytokines. The Company is a development stage enterprise since its products are currently available only to the research market and have yet to be approved for the diagnostic or therapeutic markets. The Company operated as a debtor in possession under Chapter 11 of the Bankruptcy Act for the period May 26, 1988 through April 27, 1990.

        In February 1999, the Company granted R&D Systems, Inc. ("RDS") an exclusive license to manufacture and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market. The market for Cistron's remaining research products are pharmaceutical companies, government agencies and academic institutions in the United States, Europe and Asia for cancer, arthritis and other autoimmune disease research.

        Prior to April 1, 1999, the Company's principal research products consisted of Interleukin-1 beta ("IL-1"), a lymphokine, which initiates the immune response, monoclonal and polyclonal antibodies to IL-1 ("IL-1 Antibodies"), and an assay kit that measures IL-1 concentrations (the "IL-1Assay"). The Company's IL-1 products were based upon the technology derived from research funded by Cistron on Interluekin-1 beta, the predominant form of IL-1 in humans, at the New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College (the "Institutions"), patents assigned to the Company as part of a litigation settlement and technology and patents developed by the Company. Cistron also manufactures and sells an assay which measures tumor necrosis factor-alpha ("TNF"), a monokine that acts as a mediator of inflammation, and had sold an assay which measures both TNF and IL-1 and an assay to measure interleukin converting enzyme ("ICE"). ICE cleaves the IL-1 protein into fragments, which imparts its biologic activity. In addition, the Company distributed, in North America and Asia, assays that measure another lymphokine, Interleukin-6, which was
principally manufactured by another company.   However, in February 1999,
the Company sold the IL-1 and ICE product lines to RDS. Cistron concluded direct sales of these products on April 1, 1999. Currently, the Company is supplying RDS with IL-1 and ICE products for resale and only directly sells the assay for TNF and other non-IL-1 related reagents.

        The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Company's products by the Food and Drug Administration ("FDA"). At June 30, 1999, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise. Specifically, the Company has expended funds relating to the dental assay and vaccine adjuvant programs. With respect to financial planning, in October 1998, the Company engaged the services of Genome to perform the services of financial advisor as to corporate and strategic financial initiatives. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. There can be no assurance that any of these discussions will result in any
agreements with the Company.   The Company intends to outsource all of its
manufacturing and research and development efforts and to sublease its current facility by December 31, 1999. The Company anticipates that it will relocate to a small office complex where it can oversee the further development of the IL-1 vaccine adjuvant project and the use of its monoclonal antibody for inhibition activity. There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. In such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time.

        Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting
Standards No.7, the Company believes that it continues to be in the development stage.

    2.  SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

        a. Cash and Cash Equivalents
        ----------------------------
        The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less.

        b. Inventories
        --------------
        Inventories consist of finished goods and are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market.

        c. Property and equipment
        -------------------------
	Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 10 years. Amortization of leasehold improvements is computed over the remaining term of the lease. Periodically, the Company reassesses the recoverability of recorded values of long-lived assets. If the results of these periodic assessments indicate that impairment is likely, the Company recognizes a charge to operations at that time. The Company assessed the recorded values of long-lived assets and determined that the carrying value would be recoverable at year-end June 30, 1999.

        d. Patents
        ----------
	Legal fees incurred in connection with obtaining patents are capitalized when their future recovery is determinable. The costs are amortized on the straight-line method over the life of the patent or expected recovery period, if shorter.

        e. Royalties
        ------------
	Royalties payable to the Institutions, which have granted the Company an exclusive license for IL-1, are recorded as cost of sales for product sold and are included as accrued expenses.

        f. Income taxes
        ---------------
	The Company files U.S. Federal and New Jersey state income tax returns.

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

        g. Earnings (loss) per share of Common Stock
        --------------------------------------------
        Basic earnings (loss) per share has been computed by dividing the net income (loss) for the periods presented by the weighted average number of shares of common stock and equivalent common shares, if any, outstanding in each period. Equivalent common shares include net shares issuable upon the assumed exercise of options using the treasury stock method. Equivalent common shares are not included in the diluted earnings
(loss) per share in Fiscal 1998 or Fiscal 1999 since they are anti-dilutive.

        h. Estimates
        ------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        i. Reclassifications
        --------------------
        Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.


    3.  ACCRUED EXPENSES AND ACCOUNTS PAYABLE
    -----------------------------------------

                                          June 30,
                                ----------------------------
                                    1998             1999
                                    ----             ----
Accounts payable                $  62,750         $   5,158
Legal fees                         16,969            40,737
Accrued compensated absences       18,236             6,881
Accrued severance payments            -             334,762
Other                              16,939             2,848
                                  -------           -------
                                $ 114,894         $ 390,386
                                  =======           =======


4. INCOME TAXES
   ------------

   The provision (benefit) for income taxes consist of the following:

                                        Year ended June 30,
                                -------------------------------------
                                     1997       1998         1999
                                -------------------------------------
                FEDERAL:
                -------
                  Current       $  179,698   $  540,122   $ (340,826)
                  Deferred         771,617     (795,433)       1,131
                                   -------     --------     --------
                                   951,315     (255,311)    (339,695)

                STATE:

                  Current          426,502      102,252          200
                  Deferred         113,473     (138,970)      48,182
                                   -------     --------     --------
                                   539,975      (36,718)      48,382
                                   -------     --------     --------
                                $ 1,491,290  $ (292,029)  $ (291,313)
                                  =========    ========     ========

The net effect of significant items comprising the Company's net deferred tax asset (liability) is as follows and reflects an appropriate valuation allowance as to the uncertainty of its realization:

                                                        June 30,
                                                -------------------------
                                                   1998            1999
                                                   ----            ----
Operating loss carryforwards                    $ 48,009        $  94,726
Tax credit carryforwards                            -             171,616
Liabilities not currently deductible               3,415          135,589
Difference between book and tax basis
of property and equipment, and patents            (2,111)          (2,422)
                                                 --------         --------
                                                  49,313          399,509

Valuation allowance                                 -            (399,509)
                                                 --------         --------
Deferred tax asset                               $ 49,313        $    -
                                                 ========         ========

<

	A summary of the difference between the statutory rate and the effective rate as of June 30, 1999 is as follows:

                                          %
                                       -------
                Statutory rate          34.00
                State Taxes             (0.04)
                Valuation allowance    (24.41)
                Reversal of prior
                 year tax reserve       41.69
                                       -------
                Effective rate          51.24
                                       =======

    5.  LICENSE FEE AND FUNDED RESEARCH
    -----------------------------------
        In March 1995, the Company entered into a License Agreement with RDS under which the Company granted a sublicense to RDS for the manufacture and sale of IL-1 products to the research market. Under this agreement, the Company received a $1 million license fee from which the Company paid the Institutions a fee of $70,000. In April 1995, the Company also entered into a Research and Development Agreement with RDS, which provided the Company with $1 million of research funding payable over a two and one-half year period, which began July 1, 1995. In Fiscal 1996, the Company received $400,000 of research funding under this agreement, $400,000 funding in Fiscal 1997 and received $200,000 in Fiscal 1998. The Company at its sole discretion determined the timing and amount of expenditures relating to this funding and was under no obligation to repay any of the amounts received.

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

        In October 1998, the Company entered into a Collaboration and
Option Agreement (the "Option Agreement") with Pasteur Merieux Serums & Vaccins ("PMS&V") and PMS&V purchased 1,333,333 shares of Cistron common stock at approximately $.75 per share and received warrants to purchase 666,667 additional shares at $.25 per share, for an aggregate price of $1,000,000. BlueStone was paid 7% of this transaction for introduction the parties. The additional warrants to purchase 400,000 shares of the Company's common stock at $.25 per share that the Company was obligated to issue to BlueStone were issued to Robert Naismith, Ph.D. of Genome under a letter of instruction from BlueStone.  Dr. Naismith, who has been a director of the Company since January 1998, was a Managing Director of BlueStone until
April 1998.   Also under this agreement, PMS&V obtained a three-year
option to acquire an exclusive license to use Cistron's IL-1 technology in the fields of therapeutic and preventive vaccines and to fund Cistron's vaccine adjuvant development program over the three-year period for $900,000. During Fiscal 1999, the Company received three quarterly research payments and recorded $209,250 ($225,000 less fees due BlueStone) as other income. The agreement contemplates that PMS&V will conduct its own pre-clinical and clinical work on the use of IL-1 as a vaccine adjuvant in these fields.

        If the option is exercised, Cistron could receive an aggregate of $31 million in milestone payments based upon the development progress of adjuvanted vaccine products using Cistorn's IL-1 technology or joint technology developed by the parties, through clinical trials and FDA approvals, provided PMS&V exercises all its rights under the agreement and subject to completion of the development program as currently contemplated. Cistron would also receive royalties should PMS&V sell vaccines using that technology.

        In February 1999, the Company reached agreement with RDS under which the Company granted RDS an exclusive license to produce and sell IL-1 antibodies and assays and a non-exclusive license to manufacture and sell IL-1 protein to the research market. During Fiscal 1999, the Company recorded $713,250 of license fees ($750,000 less fees due Genome) under this agreement.

    6.  INTEREST (INCOME)/EXPENSE - NET

	Net interest (income)/expense consists of the following:

                                                          February 2, 1982
                                                          (commencement of
                             Year ended June 30,           operations) to
                       1997         1998         1999      June 30, 1999
                  --------------------------------------------------------
Interest income   $   230,744   $  660,117   $  576,277    $ 1,736,516
Interest expense        -          (87,252)    (196,905)      (476,580)
                     --------     --------     --------      ---------
                  $   230,744   $  572,865  $   379,372    $ 1,259,936
                     ========     ========     ========      =========


    7.  COMMITMENTS AND CONTINGENT LIABILITIES
    ------------------------------------------

        a. Lease commitments
        --------------------
        The Company leases its facility under an operating lease expiring in October 2002, with a renewal option for five additional years. Rental expenses were $123,000 for the year ended June 30, 1997 and $125,000 for the years ended June 30, 1998 and 1999, respectively. The future minimum lease commitments are as follow:

                Year ended June 30,

                        2000           $  127,000
                        2001              127,000
                        2002              127,000
                        2003               42,000
                                         --------
                                       $  423,000
                                         ========

        b. Employment agreements
        ------------------------
        The Company has entered into a five-year employment agreement with its Vice President-Operations/Product Development ending April 30, 2004. The agreement provides for annual compensation $104,000.

        Under a Separation From Employment Agreement entered into with a former officer, the Company is obligated to pay 12 months salary ($210,000 in aggregate) commencing June 15, 1999.

        The Company also entered into agreements with its Vice-President of Operations and four other employees under which severance payments of one to 12 months will be due an employee if they are separated from the Company in calendar 1999. The aggregate of such payments is $159,762 plus accrued vacation. The unpaid amounts have been recorded in accrued severance.

        c. Sponsored university research
        --------------------------------
        In August 1995, the Company entered into a sponsored research agreement with a university to further study IL-1's role in periodontal disease. Under this agreement, the Company made payments of $118,750 in aggregate, which started in September 1995. This agreement terminated in Fiscal 1998.

        Under a sponsored research agreement signed in December 1997, the Company agreed to fund an aggregate of $39,444 of IL-1 adjuvant studies. During Fiscal 1998, $19,722 was paid. The remaining $19,722 was due upon receipt of the study's final report which was received in Fiscal 1999 and the funding was paid to the university.

        During Fiscal 1999, the Company funded an aggregate of $181,580 for university based research in the areas of wound healing, vaccine adjuvants, and IL-1 inhibition. The Company has committed to pay $52,930 in Fiscal 2000 for ongoing vaccine adjuvant studies.

        d. Commitments
        --------------
        In September 1997, the Company engaged the services of BlueStone to act as Cistron's financial advisor as to corporate and strategic financial initiatives. The initial engagement was for a period of six months and was renewed for an additional six months upon mutual consent of the parties. The Company paid BlueStone $90,000 for the initial six-month period and issued warrants to purchase 400,000 shares of the Company's common stock at $.25 per share. The Company would be obligated to make payments including certain percentage fees as well as to issue additional warrants to BlueStone to purchase up to an additional 400,000 shares, also at $.25 per share, should BlueStone assist Cistron in completing a merger, acquisition, joint venture, partnership, license or contract. The Company's agreement with BlueStone was not renewed at its expiration in September 1998. In October 1998, Cistron engaged Genome, whose Chairman and CEO, Robert Naismith, Ph.D. is also a member of the Company's Board of Directors, to perform these services. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. Under its agreement with Genome, the Company is obligated to pay a monthly retainer fee of $10,000 and pay certain percentage fees for transactions initiated by Genome. The agreement expires in October 1999.

    8.  MAJOR CUSTOMERS AND EXPORT SALES
    ------------------------------------

        In Fiscal 1997, sales to four customers constituted 65% (28%, 14%, 13% and 10%, respectively) of total sales and in Fiscal 1998, sales to three customers constituted 69% (34%, 24%, 11%, respectively) of total sales. In Fiscal 1999, sales to three customers accounted for 52% of total sales (24%, 17% and 11%, respectively). Export sales amounted to 18%, 33% and 34% of sales in 1997, 1998, and 1999, respectively. During Fiscal 1999, the Company reached agreement with RDS under which the Company granted RDS and exclusive license to produce and sell IL-1 antibodies and assays and a non-exclusive license to manufacture and sell IL-1 protein to the research market. As such, the Company's sales efforts to the research market will be negligible in the future.

    9.  LITIGATION
    --------------

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

        In November 1996, the two companies agreed to settle all of Cistron's claims against Immunex and two former Immunex officers. Under the settlement, Immunex will pay Cistron a total of $21 million; $17 million has been paid and of the remaining $4 million, $3 million will be payable in November 1999 and $1 million in November 2000. Immunex also assigned certain IL-1 patents to Cistron under the settlement.

        Cistron is obligated to make payments under agreements with counsel and the Institutions based on the settlement. Cistron will net approximately $14.7 million (pre-tax) from the aggregate Immunex payments, which net amount was recorded at its net present value in other income during Fiscal year 1997.

    C. In August 1997, Cistron filed suite in Virginia against Rebuild, L.L.C. ("Rebuild") and against Dr. Henry Grausz, Cistron's former chairman, to recover $230,000 loaned to Rebuild in November 1996, repayment of which was personally and unconditionally guaranteed by Dr. Grausz. Dr. Grausz is a partner in Rebuild. The loan was due to be repaid on May 15, 1997. However, Rebuild did not repay the loan and Dr. Grausz failed to repay the note on Rebuild's behalf. Cistron agreed to forbear collection efforts until July 31, 1997. On July 31, 1997, the note was not repaid by Rebuild or by Dr. Grausz. On October 10, 1997, judgment was entered in favor of the Company in the Circuit Court of Fairfax County (Virginia) against Rebuild, LLC and Henry Grausz. The judgment was for $230,000 loan principal plus interest and attorneys' fees. The Company was informed that in December 1997, Dr. Grausz filed a petition under Chapter 11 of the Federal Bankruptcy Code. The Company is an unsecured creditor as to the judgment against Dr. Grausz entered in favor of the Company in October 1997. As of August 31, 1999, Dr. Grausz had not filed a reorganization plan.

        The Company has incurred legal fees (included in administrative and marketing) in the amount of $440,532, $67,422, and $90,234 for the years ended June 30, 1997, 1998, and 1999, respectively, in connection with patents and litigation (the Fiscal 1998 amount excludes payments to counsel as the result of settlement of the Immunex litigation).


    10. EARNINGS PER SHARE
    ----------------------
        The following is a summary of the components used in the calculation of earnings per share. The 1997 earnings per share amounts have been restated to reflect the appropriate weighted average shares outstanding for basic and diluted earnings per share.

                                                     Year Ended June 30,
                                              1997           1998          1999
                                        ------------------------------------------
Basic Earnings per common share:
 Net income (loss) (numerator)          $ 12,345,954  $   (476,479)  $   (277,164)
 Weighted average shares (denominator)    26,884,990    24,955,077     23,962,074
 Basic earnings (loss) per share        $       0.46  $      (0.02)  $      (0.01)
                                          ==========    ==========     ==========
Diluted Earnings per common share -
assuming dilution:
 Net income (loss) (numerator)          $ 12,345,954  $   (476,479)  $   (277,164)
 Weighted average shares                  26,884,990    24,955,077     23,962,074
 Effect of dilutive options                2,172,741         -              -
                                          ----------    ----------     ----------
Weighted average shares -
  assuming dilution (denominator)         29,057,731    24,955,077     23,962,074
Dilute earnings (loss) per share        $       0.42  $      (0.02)  $      (0.01)
                                          ==========    ==========     ==========


    11. STOCK OPTIONS
    -----------------

        In September 1994, the Board of Directors adopted an employee stock option plan (the "Plan") for the granting of stock options. As of June
30, 1999, 1,079,376 shares of Common Stock were reserved for issuance in
connection with options under the Plan.   Options are granted at not less
than fair market value of the stock at the date of the grant, vest and generally become exercisable at the cumulative rate of 33% per annum commencing one year from the grant and expire ten years after issuance. Incentive stock options that fully vest and become exercisable six months after the date of the grant (October 1996 and May 1998) have been granted to one current and one former employee. Other options to purchase the Company's Common Stock which are not part of the Plan have been granted to directors of the Company, and to outside consultants at the then fair market value. The options to the directors vest and become exercisable at the cumulative rate of 33% per annum commencing in the year of the grant except for one former director's and one former officer's options which fully vested and become exercisable six months after the date of the grant.

The activity in the plan is presented below:

                                    Shares under
                                    Employee Incentive  Price range  Weighted average
                                    Stock Option Plan   per share    price per share
                                    -------------------------------------------------
Outstanding Options, June 30, 1996    971,261          $.06 to .44      $ .23

Granted                                 -                   -              -
Exercised                              (2,000)          .13 to .44        .17
Expired or Canceled                   (15,651)          .13 to .44        .30
                                     ---------          ----------        ---
Outstanding Options, June 30, 1997    953,610           .06 to .44        .21
Granted                                10,150              .26            .26
Exercised                             (45,197)             .06            .06
Expired or Canceled                     -                   -              -
                                     ---------          ----------        ---
Outstanding Options, June 30, 1998    918,563           .06 to .44        .26
Granted                               350,000              .30            .30
Exercised                            (547,037)          .06 to .38        .27
Expired or Canceled                     -                   -              -
                                     ---------          ----------        ---
Outstanding Options, June 30, 1999    721,526           .13 to .44        .27
                                     =========          ==========        ===
Exercisable at June 30, 1999          371,546           .13 to .44        .24
                                     =========          ==========        ===

                                    Shares under
                                    other option or     Price range  Weighted average
                                    warrant agreements  per share    price per share
                                    -------------------------------------------------
Outstanding, June 30, 1996          1,548,907          $.02 to .30      $ .11

Granted                               250,000              .50            .50
Exercised                               -                   -              -
Expired or Canceled                  (84,000)              .30            .30
                                   ---------            ----------        ---
Outstanding, June 30, 1997         1,714,907            .02 to .50        .16
Granted                              400,000               .25            .25
Exercised                              -                    -              -
Expired or Canceled                    -                    -              -
                                   ---------            ----------        ---
Outstanding, June 30, 1998         2,114,907            .02 to .50        .18
Granted                            1,666,667            .23 to .30        .26
Exercised                           (873,297)           .02 to .19        .15
Expired or Canceled                 (150,000)              .06            .06
                                   ---------            ----------        ---
Outstanding, June 30, 1999         2,758,277            .02 to .50        .24
                                   =========            ==========        ===
Exercisable at June 30, 1999       2,308,277            .02 to .50        .24
                                   =========            ==========        ===

       The weighted average fair values of the stock options granted in 1998 and 1999 were $.22 and $.23 (no options were granted during the year ended June 30, 1997), as determined using the Black-Scholes option pricing model with the following range of assumptions:

                                                  Year Ended June 30,
                                           1997         1998        1999
                                          ------------------------------------
Risk free interest rate                     -         5.48%         5.81%
Expected dividend yield                     -           -             -
Expected stock volatility (based on
 historic price activity)                   -         102%          160%
Expected option life                        -     10 years       3 to 10 years


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

                                           Year Ended June 30,
                                     1997         1998         1999
                                --------------------------------------
Net income (loss):
    As reported                 $ 12,345,954  $ (476,479)  $ (277,164)
    Pro forma                     12,345,954    (478,743)    (740,746)

Net income (loss) per share:
    As reported:
        Basic                   $  0.46       $  (0.02)     $ (0.01)
        Diluted                    0.42          (0.02)       (0.01)

    Pro forma:
        Basic                   $  0.46       $  (0.02)     $ (0.03)
        Diluted                    0.42          (0.02)       (0.03)



        The Company granted 250,000 stock warrants to non-employees that were
immediately exercisable at a price of $.50 per share in 1997.   The fair
value of these warrants was determined to be approximately $60,000.
During Fiscal 1998, the Company granted 400,000 stock warrants exercisable at $.25 per share to non-employees that vested over a six-month period. The fair value of these warrants was determined to be $65,000 which amount was recorded as consulting expense. During Fiscal 1999, warrants to purchase 666,667 shares and warrants to purchase 400,000, both warrants immediately exercisable at $.25 per share, where granted to two non-employees. The Company utilized the Black-Scholes option pricing model to determine the fair value of these grants.

        During Fiscal 1998, the Company's shareholders approved the 1997 Incentive and Non-Incentive Stock Option Plan which reserved an additional 1,200,000 shares of common stock for options which the Board of Directors may grant to employees and/or non-employees. As of June 30, 1999, options to purchase 950,000 shares were granted under this plan.

    12. FINANCIAL INSTRUMENTS
    -------------------------
        The table below presents the carrying values and estimated fair values for the Company's financial instruments). The estimated fair values were determined based on the terms of the various instruments.


                                                 1999                         1998
                                       ------------------------     -------------------------
                                       Carrying      Estimated      Carrying      Estimated
                                       Value         Fair Value     Value         Value
                                       -----------   -----------    -----------   -----------
Cash and cash equivalents              $ 8,760,916   $ 8,760,916    $ 5,832,031   $ 5,832,031
Accounts receivable - trade                 28,279        28,279        101,859       101,859
Accounts receivable - other Current      2,942,361     2,942,361      2,940,673     2,940,673
Accounts receivable - other Long Term      931,440       826,415      3,670,221     3,474,499
Other current liabilities                  775,484       775,484      1,039,956     1,039,956
Other non-current liabilities              270,796       231,396        902,174       853,966



    13. SUBSEQUENT EVENTS
    ---------------------

        On July 8, 1999, the Company purchased an aggregate of 5,558,406 shares of the Company's common stock, $.01 par value per share. 5,058,406 shares were purchased from Dr. Harvey Wm. Glasser under a purchase agreement between the Company and Dr. Glasser dated as of June 21, 1999. Dr.
Glasser had previously acquired these shares from the Bankruptcy Estate of Dr. Henry Grausz, a former director and former executive officer of the Company and one of its founders. The purchase price for the shares was $1,150,000 or $0.2274 per share. The remaining 500,000 shares of its common stock were purchased from the Bankruptcy Estate of Dr. Grausz for a purchase price of $113,700 or $0.2274 per share under a purchase agreement dated as of June 30, 1999. The 5,558,406 shares of Common Stock purchased by the Company from Dr. Glasser and the Bankruptcy Estate of Dr. Grausz are treated as treasury stock. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof and the certificates representing the shares purchased were duly legended to reflect the foregoing.

INDEPENDENT AUDITROS' CONSENT
-----------------------------

We consent to the incorporation by reference in Registration Statement No. 33-13704 of Cistron Biotechnology, Inc. on Form S-8 of our report dated September 10, 1999, appearing in this Annual Report on Form 10-K of Cistron Biotechnology, Inc. for the year ended June 30, 1999.

/DELOITTE & TOUCHE LLP/
-----------------------
 DELOITTE & TOUCHE LLP
 Parsippany, New Jersey
 September 28, 1999