Form 10-Q
period 1999-09-30
CISTRON BIOTECHNOLOGY INC
filed 1999-11-15
CIK 793725

----------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

                _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


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

                                Yes _X_  No ___

    The aggregate number of Registrant's outstanding shares on October 29, 1999 was 20,178,948 shares of Common Stock, .01 par value.



                              Page 1 of 12 pages

                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                        (A DEVELOPMENT STAGE COMPANY)
                         ---------------------------

                                   INDEX
                                   -----

                                                                          PAGE

PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

           Balance sheets as of September 30, 1999 and June 30, 1999....    3

           Statements of operations for the three months ended
           September 30, 1999 and 1998..................................    4

           Statements of cash flows for the three months ended
           September 30, 1999 and 1998..................................    5

           Notes to financial statements................................    6

           Item 2. Management's discussion and analysis of results of
           operations and financial condition...........................    7

           Item 3. Quantitative and Qualitative Disclosures about Market
           Risk.........................................................   10

PART II - OTHER INFORMATION.............................................   11

          Item 5. Other Information.....................................   11

          Item 6. Exhibits and Report on Form 8-K.......................   11

          Signatures....................................................   12

                                    -2-

                             CISTRON BIOTECHNOLOGY, INC.
                             ---------------------------
                                   BALANCE SHEETS
                                   --------------

                                                           June 30,          September 30,
 ASSETS                                                      1999                1999
                                                         ------------        -------------
 CURRENT ASSETS:                                                              (unaudited)

  Cash and equivalents                                   $  8,760,916        $   7,311,430
  Accounts receivable-trade                                    28,279                5,940
  Accounts receivable-other                                 2,942,361            2,980,791
  Inventories                                                   1,023                    -
  Taxes receivable                                            369,557              103,617
  Notes receivable $230,000; reserve $230,000                       -                    -
                                                           ----------           ----------
 TOTAL CURRENT ASSETS                                      12,102,136           10,401,778

 ACCOUNTS RECEIVABLE - OTHER - Long-term                      931,440              943,905

 PROPERTY AND EQUIPMENT:
  Machinery and equipment                                     507,557              507,557
  Furniture and fixtures                                      147,113              147,113
  Leasehold improvements                                       77,674               77,674
                                                           ----------           ----------
                                                              732,344              732,344
  Less: Accumulated depreciation                              706,980              708,472
                                                           ----------           ----------
                                                               25,364               23,872
 SECURITY DEPOSITS                                             23,938               22,963
 PATENTS, Net of accumulated amortization
 of $14,536 and $15,198, respectively                          19,919               19,257
                                                           ----------           ----------
 TOTAL ASSETS                                            $ 13,102,797        $  11,411,775
                                                           ==========           ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
  Accrued expenses and accounts payable                  $    390,386        $     190,235
  Other current liabilities                                   775,484              796,102
                                                           ----------           ----------
 TOTAL CURRENT LIABILITIES                                  1,165,870              986,337
 Deferred revenue                                              69,750                    -
  Other non-current liabilities                               270,796              279,285
 SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value:
   50,000,000 shares authorized;
   29,683,854 shares issued in each period                    296,839              296,839
  Additional paid-in capital                                9,865,036            9,865,036
  Earnings accumulated during the development stage         2,106,961            1,920,433
  Treasury stock: 3,946,500 and 9,504,906 shares at cost     (394,650)          (1,658,350)
  Note receivable for shares of stock                        (277,805)            (277,805)
                                                           ----------           ----------
 TOTAL SHAREHOLDERS' EQUITY                                11,596,381           10,146,153
                                                           ----------           ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 13,102,797        $  11,411,775
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

                                    -3-

                                   CISTRON BIOTECHNOLOGY, INC.
                                   ---------------------------
                                    STATEMENTS OF OPERATIONS
                                    ------------------------
                                          (UNAUDITED)

                                                                                 February 2, 1982
                                                                                  (commencement of
                                             Three months ended September 30,     operations) to
                                                  1998              1999         September 30, 1999
                                             --------------------------------    ------------------
Sales......................................  $     153,570     $       51,310       $   9,803,047
Cost of sales..............................         79,634             41,781           4,371,758
                                               -----------         ----------          ----------
      Gross profit.........................         73,936              9,529           5,431,289
Other income:
  Litigation settlements...................              -                  -          14,684,206
  License fees and funded research.........              -            101,687           5,140,336
Expenses:                                                                                      -
  Research and development.................        103,661             74,302           9,069,087
  Administrative and marketing.............        225,669            249,629          12,440,333
  Occupancy................................         50,213             59,658           2,725,233
  Employee severance.......................              -                  -             369,762
                                                ----------         ----------          ----------
Total expenses.............................        379,543            383,589          24,604,415
                                                ----------         ----------          ----------
       Operating income (loss).............       (305,607)          (272,373)            651,416
Interest income/(expense) - net............        136,711             86,269           1,346,205
Other expense..............................              -                  -             (59,895)
Amortization of deferred financing costs...              -                  -            (173,079)
Acquisition expense........................              -                  -            (429,620)
                                                ----------         ----------          ----------
Income (loss) before income taxes
  and extraordinary credit.................       (168,896)          (186,104)          1,335,027
Income tax provision (benefit).............        (64,180)                50           1,176,536
                                                ----------         ----------          ----------
Income/(loss) before extraordinary credit..       (104,716)          (186,154)            158,491
Extraordinary credit - benefit of tax loss
  carryforward.............................              -                  -             262,838
                                                ----------         ----------          ----------
       Net income/(loss)...................  $    (104,716)   $      (186,154)      $     421,329
                                                ==========         ==========          ==========
Earnings (loss) per share..................  $          -     $         (0.01)
                                                ==========         ==========
Weighted average shares outstanding........     22,983,687         20,662,288
                                                ==========         ==========
Earnings (loss) per share
 assuming dilution.........................   $          -     $        (0.01)
                                                ==========         ==========
Weighted average shares outstanding
 assuming dilution.........................     22,983,687         20,662,288
                                                ==========         ==========

                         See accompanying notes to financial statements


                                             CISTRON BIOTECHNOLOGY, INC.
                                             ---------------------------
                                              STATEMENTS OF CASH FLOWS
                                              ------------------------
                                                     (UNAUDITED)
                                                      ---------

                                                                                                  February 2, 1982
                                                                                                  (commencement of
                                                            Three months ended September 30,       operations) to
                                                                   1998              1999         September 30, 1999
                                                            ----------------------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                               $       199,319     $      73,580      $     11,745,917
 Cash paid to suppliers and employees                              (504,529)         (642,445)          (34,547,937)
 Interest received                                                   68,080            84,029             1,003,456
 Acquisition expenses paid                                                -                 -              (429,620)
 Royalties, research funding, license fees received                       -            31,937             3,754,529
 Other receipts                                                       2,708           267,113            18,418,212
                                                                -----------        ----------           -----------
  Net cash provided by (used in) operating activities              (234,422)         (185,786)              (55,443)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                                            -                 -                15,097
 Issuance of note receivable                                              -                 -              (230,000)
 Purchase of property and equipment                                       -                 -              (767,121)
  Net cash (used in) investing activities                                 -                 -              (982,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock and
  additional contributions                                                -                 -            10,877,485
 Principal payments on notes payable                                      -                 -              (870,238)
 Purchase of treasury stock                                               -        (1,263,700)           (1,658,350)
                                                                -----------        ----------           -----------
  Net cash provided by financing activities                               -        (1,263,700)            8,348,897
                                                                -----------        ----------           -----------
  Net change in cash and cash equivalents                          (234,422)       (1,449,486)            7,311,430
CASH AND CASH EQUIVALENTS, beginning of period                    5,832,031         8,760,916                     -
                                                                -----------        ----------           -----------
CASH AND CASH EQUIVALENTS, end of period                    $     5,597,609     $   7,311,430      $      7,311,430
                                                                ===========        ==========           ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                         $      (104,716)    $    (186,154)     $        421,329
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                                       1,921             1,782               752,801
  Issuance of warrants                                                    -                 -                65,000
  Loss on disposal of property and equipment                              -                 -                 8,531
  Increase in reserve for note receivable                                 -                 -               230,000
  Amortization of deferred financing costs and other                      -                 -               195,179
  Decrease (increase) in assets:
   Accounts receivable                                               43,354            22,339                (5,940)
   Inventory                                                          1,087             1,023                     -
  Taxes receivable                                                        -           265,940              (103,617)
   Notes and other long-term receivables                            (90,444)          (50,895)           (3,940,396)
   Security deposit                                                       -               975               (22,963)
   Intangible assets                                                      -                 -               (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                           (107,437)         (200,153)            2,053,989
  Other current and non-current liabilities                          21,813           (40,643)              327,749
                                                                -----------        ----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:        $      (234,422)    $    (185,786)     $        (55,443)
                                                                ===========        ==========           ===========

                                     See accompanying notes to financial statements

                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (Unaudited)
                                 ---------

A.      BASIS OF PRESENTATION
        ---------------------
        The financial statements for the periods ended September 30, 1999 and 1998 have been prepared without audit and, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations, and cash flows at September 30, 1999 and 1998 or for the periods then ended have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

        These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

B.      OTHER INCOME
        ------------
        Other income includes sales related royalties and $75,000 per quarter under a three year program from a subsidiary of Rhone-Poulenc to fund the Company's vaccine adjuvant development program.

C.      INCOME TAXES
        ------------
        Although tax benefits were recorded against the net losses incurred in periods ending on or before June 30, 1999, such benefits are no longer available for periods commencing thereafter.

D.      ACCOUNTS RECEIVABLE
        -------------------
        Accounts receivable - other consists of amounts due in November 1999 (current) and in November 2000 (long-term) pursuant to a litigation settlement agreement entered into in 1996. These amounts have been discounted to reflect their present value.

E.      CHANGES IN SHAREHOLDERS' EQUITY
        -------------------------------
        During the three-month period ended September 30, 1998, shareholders' equity decreased due to a net loss of $104,716. During the three-month period ended September 30, 1999, shareholders' equity decreased due to a net loss of $186,154 and to the repurchase, for $1,263,700, of 5,558,406 shares of the Company's Common Stock for treasury.

F.      EARNINGS PER SHARE CALCULATIONS
        -------------------------------
        The following is a summary of the numerators and denominators used to calculate Earnings per Share:


                                               Three months ended
                                                  September 30,

                                             1998                1999
                                        -------------------------------
Earnings per common share:
-------------------------
 Net income (loss) (numerator)          $   (104,716)    $   (186,154)
 Weighted average shares (denominator)    22,983,687       20,662,288
Earnings (loss) per share               $          -     $      (0.01)
                                          ==========       ==========

Earnings per common share -
 Assuming dilution:
---------------------------
Net income (loss) (numerator)           $   (104,716)    $   (186,154)
Weighted average shares (denominator)     22,983,687       20,662,288
Effect of dilutive options                         -                -
                                          ==========       ==========
Weighted average shares -
  Assuming dilution (denominator)         22,983,687       20,662,288

Earnings (loss) per share               $          -     $      (0.01)
                                          ==========       ==========


Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition
        ---------------------------------------------------

        The following discussion should be read in conjunction with and is qualified in its entirety by the accompanying financial information and notes thereto, and management's discussion and analysis of results of operations and financial condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

Results of Operations
---------------------

        The Company has sold its products to the research market and has not generated significant revenues therefrom. None of its products has been submitted to or received approval from the Food and Drug Administration for the sale of such product to the diagnostic or therapeutic markets.

        The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Company's products by the Food and Drug Administration ("FDA"). At September 30, 1999, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise.

        Specifically, the Company has expended funds relating to its vaccine adjuvant program. With respect to financial planning since September 1998, the Company has engaged the services of Genome Securities, Inc. ("Genome"), whose Chairman and CEO, Robert Naismith, Ph. D. is also a member of the Company's Board of Directors, to act as Cistron's financial advisor as to corporate strategic and financial initiatives. Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No.7, the Company believes that it continues to be in the development stage.

        Further, the Company during 1999 reached an agreement with a former customer granting them an exclusive license to produce and sell IL-1 antibodies and assays and a non-exclusive sublicense to sell IL-1 protein to the research market. Effective October 1999, the Company is no longer selling products.

        The Company intends to outsource all of its manufacturing and research and development efforts and to move from its current facility by December 31, 1999. The Company reached an agreement with its landlord to terminate, effective October 31, 1999, the lease on its office and production space and has further arranged with the new tenant to temporarily share office space in the formerly leased facility. The lease change coincided with an employee reduction in force and all but two of the Company's employees have been terminated. The Company anticipates that it will relocate to a small office complex where it can oversee its research and development programs and pursue its strategic objectives.

        The Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company.
There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. In such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time. Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 2000 and beyond.

Three Months Ended September 30, 1999 and
Three Months Ended September 30, 1998
-----------------------------------------

        Sales decreased $102,260 (67%) in the quarter ended September 30, 1999 versus the same period of the prior year due to the Company's decision to
withdraw from direct production and sale of its IL-1 assays.   In the
quarter ended September 30, 1998, two customers accounted for approximately 66% of sales while in the quarter ended September 30, 1999, sales to individual customers were not of any significance.

        Cost of sales decreased $37,853 (48%) from the prior year due to the lower sales volume offset by the dis-economies of smaller scale production.

        Operating expenses increased $4,046 (1%) in the quarter ended September 30, 1999 versus the same quarter of the prior year reflecting higher administrative expenses offset by lower R&D expenses. Research and development expenses decreased $29,359 (28%) due primarily to the timing of payments for external research funding of vaccine adjuvant studies.

        Administrative and marketing expenses increased $23,960 (11%) primarily due to higher legal and consulting expenses partially offset by decreases in employee salaries and benefits in the quarter ended September 30, 1999 as compared to the same quarter of the prior year. Occupancy expenses increased $9,445 (19 %) as the result of higher utility expenses incurred in the quarter ended September 30, 1999 than in the same quarter of the previous year.

        Interest income of $84,029 was earned on the Company's investment in cash equivalent items. In addition, net interest income of $1,501 was recognized on accounts receivable-other and other non-current liabilities to reflect the increase in their present value. Finally, interest income of $739 was earned on a tax receivable.

        The Company had an operating loss of $186,154 in the quarter and there can be no assurance that its operations will reach profitability.


Liquidity and Capital Resources
-------------------------------

        At September 30, 1999, the Company had current assets of $10,401,778 including cash and cash equivalents of $7,311,430 and had current liabilities of $986,337. Cash was increased in the current quarter by the collection of taxes receivable in the amount of $267,113.
Cash was used in the quarter ended September 30, 1999 for the purchase of 5,558,406 shares of Company stock for treasury and for operating expenses. There were no capital expenditure commitments outstanding at September 30, 1999.

        Under the terms of the settlement agreement with Immunex, the Company has received $17 million and Immunex is required to pay the Company
$3 million in Fiscal 2000 and $1 million in Fiscal 2001. From the gross settlement proceeds, the Company has recorded, as other income, an aggregate $14.3 million, net of amounts owed to counsel and certain health and research institutions, and discounted to reflect the present value of amounts to be received in future periods. Of the remaining $4 million in payments, a net $2.8 million is due to the Company.

        The Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. In such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time. Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 2000 and beyond.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

        The table below presents, as of the end of the prior fiscal year, the carrying values and estimated fair values of the Company's financial instruments, none of which has been entered into for trading purposes. The estimated fair values were determined based upon the terms of the various instruments.

                                                June 30, 1999
                                          --------------------------
                                            Carrying       Estimated
Description                                    value      fair value
-------------------------------------     -----------    -----------
Cash and cash equivalents                 $ 8,760,916    $ 8,760,916
Accounts receivable - trade                    28,279         28,279
Accounts receivable - other current         2,942,361      2,942,361
Accounts receivable - other long-term         931,440        826,415
Other current liabilities                     775,484        775,484
Other non-current liabilities                 270,796        231,396


PART II - OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings
        -----------------

        Not applicable.

Item 2.	Changes in Securities
        ---------------------
        a.  Not applicable.

        b.  Not applicable.

        c.  Not applicable.

Item 3.	Defaults upon Senior Securities
        -------------------------------
        Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
	Not applicable.

Item 5.	Other Information
        -----------------
	In October 1999, the Company extended its engagement of Genome, under the same terms and conditions, on a month-to-month basis.

Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------
        a.  Exhibit.

            27. Financial Data Schedule

        b.  Reports on Form 8-K

            On July 15, 1999, the Company filed a Form 8-K reporting the following transaction under Item 5:

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

                        _________________________

                                SIGNATURES
                                ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 1999                    CISTRON BIOTECHNOLOGY, INC.
                                           ---------------------------
                                                 (Registrant)

                                           /s/FRANKLIN J. IRIS
                                           -------------------
                                           Franklin J. Iris
                                           Chairman & CEO,
                                           Chief Financial Officer
                                           (Principal Executive,
                                             Financial and Accounting Officer)