Form 10-Q
period 1999-12-31
CISTRON BIOTECHNOLOGY INC
filed 2000-02-14
CIK 793725

----------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                        ----------------------------------

                                  FORM 10-Q


               _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended December 31, 1999


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


                                Yes _X_ No ___

The aggregate number of Registrant's outstanding shares on February 14, 2000 was 20,810,670 shares of Common Stock, .01 par value.

                             Page 1 of 14 pages

                         CISTRON BIOTECHNOLOGY, INC.
                         ---------------------------
                        (A DEVELOPMENT STAGE COMPANY)
                         ---------------------------

                                    INDEX
                                    -----

                                                                        PAGE
PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

           Balance sheets as of December 31, 1999 and June 30, 1999....   3

           Statements of operations for the three months and six months
           ended December 31, 1999 and 1998............................   4

           Statements of cash flows for the six months ended
           December 31, 1999 and 1998..................................   6

           Notes to financial statements...............................   7

           Item 2. Management's discussion and analysis of results of
           operations and financial condition..........................   9

           Item 3. Quantitative and Qualitative Disclosures about
           Market Risk.................................................  11


PART II -  OTHER INFORMATION...........................................  12

           Item 5. Other Information...................................  12

           Item 6. Exhibits and Report on Form 8-K.....................  12

           Signatures..................................................  14

                                     -2-

                        CISTRON BIOTECHNOLOGY,INC.
                        --------------------------
                               BALANCE SHEETS
                               --------------

                                               June 30,      December 31,
ASSETS                                           1999           1999
------                                      ------------   --------------
CURRENT ASSETS:                                              (unaudited)

 Cash and equivalents                       $  8,760,916     $  9,064,524
 Accounts receivable-trade                        28,279                -
 Accounts receivable-other                     2,942,361          956,360
 Inventories                                       1,023                -
 Taxes receivable                                369,557          103,617
 Notes receivable $230,000;
 reserve $230,000                                      -                -
                                              ----------       ----------
TOTAL CURRENT ASSETS                        $ 12,102,136     $ 10,124,501

ACCOUNTS RECEIVABLE - OTHER - Long-term          931,440                -

PROPERTY AND EQUIPMENT:
 Machinery and equipment                         507,557                -
 Furniture and fixtures                          147,113                -
 Leasehold improvements                           77,674                -
                                              ----------       ----------
                                                 732,344                -
 Less: Accumulated depreciation                  706,980                -
                                              ----------       ----------
                                                  25,364                -
SECURITY DEPOSITS                                 23,938           22,962
PATENTS, Net of accumulated amortization
of $17,186 and $18,511, respectively              19,919           18,594
                                              ----------       ----------
TOTAL ASSETS                                $ 13,102,797     $ 10,166,057
                                              ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses and accounts payable      $    390,386     $    105,623
 Other current liabilities                       775,484          296,114
                                              ----------       ----------
TOTAL CURRENT LIABILITIES                      1,165,870          401,737
Deferred revenue                                  69,750                -
Other non-current liabilities                    270,796                -

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value: 50,000,000
  shares authorized; 29,633,854 and
  29,883,854 shares respectively, issued
  at June 30, and December 31, 1999              296,839          298,339
 Additional paid-in capital                    9,865,036        9,873,092
 Earnings accumulated during the developm      2,106,961        1,529,045
 Treasury stock: 3,946,500 and 9,504,906        (394,650)      (1,658,350)
 Note receivable for shares of stock            (277,805)        (277,805)
                                              ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                    11,596,381        9,764,321
                                              ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 13,102,797     $ 10,166,057
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


                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                         STATEMENTS OF OPERATIONS
                         ------------------------
                                (UNAUDITED)
                                 ---------


                                                                                   February 2, 1982
                                                                                   (commencement of
                                               Three months ended December 31,      operations) to
                                                    1998            1999           December 31, 1999
                                               -----------------------------------------------------
Sales......................................    $     51,210     $       1,380       $  9,804,427
Cost of sales..............................          75,884           100,636          4,472,394
                                                 ----------       -----------         ----------
  Gross profit.............................         (24,674)          (99,256)         5,332,033
Other income:
  Litigation settlements...................               -                 -         14,684,206
  License fees and funded research.........          69,750            69,750          5,210,086
Expenses:
  Research and development.................          51,981            85,383          9,154,470
  Administrative and marketing.............         248,662           348,349         12,788,682
  Occupancy................................          48,582            20,873          2,746,106
  Employee severance.......................               -                 -            369,762
                                                 ----------       -----------         ----------
Total expenses.............................         349,225           454,605         25,059,020
                                                 ----------       -----------         ----------
  Operating income/(loss)..................        (304,149)         (484,111)           167,305
Interest income/(expense) - net............          65,593            75,154          1,421,359
Other income (expense).....................               -            17,620            (42,275)
Amortization of deferred financing costs...               -                 -           (173,079)
Acquisition expense........................               -                 -           (429,620)
                                                 ----------       -----------         ----------
Income/(loss) before income taxes
  and extraordinary credit.................        (238,556)         (391,337)           943,690
Income tax provision (benefit).............         (90,651)               50          1,176,586
                                                 ----------       -----------         ----------
Income/(loss) before extraordinary credit..        (147,905)         (391,387)          (232,896)
Extraordinary credit - benefit of tax loss
  carryforward.............................               -                 -            262,838
  Net income/(loss)........................    $   (147,905)    $    (391,387)    $       29,942
                                                 ==========       ===========       ============
Net loss per share.........................    $      (0.01)    $       (0.02)
                                                 ==========       ============
Weighted average shares outstanding........      24,317,020        20,270,252
                                                 ==========       ============
Net income/(loss) per share -
  assuming dilution........................    $      (0.01)    $       (0.02)
                                                 ==========       ============
Weighted average shares outstanding -
  assuming dilution........................      24,317,020        20,270,252
                                                 ==========       ============

                               See accompanying notes to financial statements


                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                          STATEMENTS OF OPERATIONS
                          ------------------------
                                (UNAUDITED)
                                 ---------


                                                                                 February 2, 1982
                                                                                 (commencement of
                                               Six months ended December 31,      operations) to
                                                    1998             1999        December 31, 1999
                                              ----------------------------------------------------

Sales.......................................   $    204,780     $     52,690       $  9,804,427
Cost of sales...............................        155,518          142,417          4,472,394
                                                 ----------       ----------         ----------
  Gross profit..............................         49,262          (89,727)         5,332,033
Other revenues:
  Litigation settlement, net................              -                -         14,684,206
  License fee and funded research...........         69,750          171,437          5,210,086
Expenses:
  Research and development..................        155,642          159,686          9,154,470
  Administrative and marketing..............        474,331          597,978         12,788,682
  Occupancy.................................         98,795           80,531          2,746,106
  Employee severance........................              -                -            369,762
                                                 ----------       ----------         ----------
Total expenses..............................        728,768          838,195         25,059,020
                                                 ----------       ----------         ----------
  Operating income (loss)...................       (609,756)        (756,484)           167,305
Interest income/(expense) - net.............        202,304          161,423          1,421,359
Other income (expense)......................              -           17,620            (42,275)
Amortization of deferred financing costs....              -                -           (173,079)
Acquisition expense.........................              -                -           (429,620)
                                                 ----------       ----------         ----------
Income/(loss) before income taxes                                                             -
  and extraordinary credit..................       (407,452)        (577,441)           943,690
Income tax provision (benefit)..............       (154,831)             100          1,176,586
                                                 ----------       ----------         ----------
Income/(loss) before extraordinary credit...       (252,621)        (577,541)          (232,896)
Extraordinary credit - benefit of
   tax losscarryforward.....................              -                -            262,838
                                                 ----------       ----------         ----------
  Net income/(loss).........................   $   (252,621)    $   (577,541)      $     29,942
                                                 ==========       ==========         ==========
Net loss per share..........................   $      (0.01)    $      (0.03)
                                                 ==========       ==========
Weighted average shares outstanding.........     24,317,020       20,466,270
                                                 ==========       ==========
Net loss pr share - assuming dilution.......   $      (0.01)    $      (0.03)
                                                 ==========       ==========
Weighted average shares outstanding -
  assuming dilution.........................     24,317,020       20,466,270
                                                 ==========       ==========


                                See accompanying notes to financial statements


                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                         STATEMENTS OF CASH FLOWS
                         ------------------------
                                (UNAUDITED)
                                 ---------


                                                                                      February 2, 1982
                                                                                      (commencement of
                                                     Six Months ended December 31,     operations) to
                                                           1998            1999       December 31, 1999
                                                     --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                       $    274,580     $     80,990      $  11,753,327
  Cash paid to suppliers and employees                 (1,726,880)      (2,254,747)       (36,160,239)
  Interest received                                       139,304          181,475          1,100,902
  Acquisition expenses paid                                     -                -           (429,620)
  Royalties, research funding,
   license fees received                                  139,500          106,937          3,829,529
  Other receipts                                        3,003,678        3,368,098         21,519,197
                                                       ----------       ----------        -----------
  Net cash provided by (used in)
   operating activities                                 1,830,182        1,482,753          1,613,096
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of note receivable                                 -                -             15,097
  Issuance of note receivable                                   -                -           (230,000)
  Sale of property and equipment                                -           75,000           (692,121)
                                                       ----------       ----------        -----------
  Net cash (used in) investing activities                       -           71,015           (907,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of capital stock
  and additional contributions                            930,000            9,555         10,887,040
  Principal payments on notes payable                           -                -           (870,238)
  Purchase of treasury stock                                    -       (1,263,700)        (1,658,350)
                                                       ----------       ----------        -----------
  Net cash provided by financing activities               930,000       (1,254,145)         8,358,452
                                                       ----------       ----------        -----------
  Net change in cash and cash equivalents               2,760,182          303,608          9,064,524
CASH AND CASH EQUIVALENTS, beginning of period          5,832,031        8,760,916                  -
                                                       ----------       ----------        -----------
CASH AND CASH EQUIVALENTS, end of period             $  8,592,213     $  9,064,524          9,064,524
                                                        =========       ==========        ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                  $   (252,621)    $   (577,541)     $      29,942
  Adjustments to reconcile net income (loss)
   to net cash provided used in
   operating activities:
  Depreciation and amortization                             3,843            5,310            756,329
  Issue of warrants                                             -                -             65,000
  Deferred income taxes                                         -                -                  -
  Loss(Gain) on disposal of property and equipment              -          (54,945)           (46,414)
  Increase in reserve for note receivable                       -                -            230,000
  Amortization of deferred financing costs                      -                -            195,179
  Decrease (increase) in assets:
  Accounts receivable                                     65,437         2,013,906          1,985,627
   Inventory                                                2,842            1,023                  -
   Taxes receivable                                             -          265,940           (103,617)
   Notes and other receivables                          2,838,883          931,440         (2,958,061)
   Security deposit                                             -              975            (22,963)
   Intangible assets                                            -            1,325            (35,780)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                  (48,575)        (764,134)         1,490,008
   Other current and non-current liabilities             (779,627)        (340,546)            27,846
                                                       ----------       ----------        -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES: $  1,830,182        1,482,753      $   1,613,096
                                                       ==========       ==========        ===========


                               See accompanying notes to financial statements

                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (Unaudited)

A. BASIS OF PRESENTATION
   ---------------------
   The financial statements for the three and six month periods ended December 31, 1999 and 1998 have been prepared without audit and, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows at December 31, 1999 and 1998 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. OTHER INCOME
   ------------
   Other income includes sales related royalties and $75,000 ($69,750 net of commissions) per quarter under a three-year program funded by Aventis Pasteur formally known as Pasteur Merieux Serums & Vaccins, S.A.
("PMS&V") a subsidiary of Rhone-Poulenc (now known as Aventis
Pharmaceuticals) to fund the Company's vaccine adjuvant development program.

C. INCOME TAXES
   ------------
   Although tax benefits were recorded against the net losses incurred in periods ending on or before June 30, 1999, such benefits are no longer available for periods commencing thereafter.

D. ACCOUNTS RECEIVABLE
   -------------------
   Accounts receivable - other consists of an amount due in November 2000 pursuant to a litigation settlement agreement entered into in 1996. This amount has been discounted to reflect its present value. The Company has licensed manufacture and sale of its products to another company and discontinued all manufacturing and sales activities in October 1999.
All of the Company's trade receivables have been collected.

E. CHANGES IN SHAREHOLDERS' EQUITY
   -------------------------------
   During the six-month period ended December 31, 1998, shareholders' equity increased $677,378 due to the sale of 1,333,333 shares of common stock to Pasteur Merieux Serums & Vaccins, S.A. ("PMS&V") for $1 million, less $70,000 due to BlueStone on the transaction offset, in part, by a net loss of $252,621. In July 1999, shareholders' equity decreased due to the repurchase, for $1,263,700, of 5,558,406 shares of the Company's Common Stock for Treasury. In November 1999, 150,000 shares of the Company's Common Stock were issued pursuant to the exercise of an option by a former director of the Company, increasing shareholders' equity by $9,555. During the three and six month periods ended December 31, 1999, shareholders' equity was decreased by net losses of $186,154 and $577,441, respectively, and the effect of the aforementioned transactions.

F. EARNINGS PER SHARE CALCULATIONS
   -------------------------------
   The following is a summary of the numerators and denominators used to calculate Earnings per Share:

                                Three Months Ended              Six Months Ended
                                   December 31,                    December 31,
                           ----------------------------   ----------------------------
                                1998          1999             1998           1999
                           -------------  -------------   -------------  -------------
Earnings per common share:
-------------------------
 Net income (loss)
       (numerator)         $   (147,905)  $   (391,387)   $   (252,621)  $   (577,541)
 Weighted average shares
     (denominator)           24,317,020      20,270,252     24,317,020     20,466,270
Earnings (loss) per share  $      (0.01)  $      (0.02)   $      (0.01)  $      (0.03)
                             ==========     ==========      ==========     ==========
Earnings per common share
 - assuming dilution:
-------------------------
Net income (loss)
      (numerator)          $   (147,905)  $   (391,387)   $   (252,621)  $   (577,541)
Weighted average shares      24,317,020     20,270,252      24,317,020     20,466,270
Effect of dilutive options            -              -               -              -
                             ==========     ==========      ==========     ==========
Weighted average shares -
 assuming dilution
      (denominator)          24,317,020     20,270,252      24,317,020     20,466,270

Earnings (loss) per share  $      (0.01)   $     (0.02)   $      (0.01)  $      (0.03)
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

Results of Operations
---------------------
   The Company has only sold its products to the research market and has not
generated any significant revenues therefrom.   The Company ceased the direct
sale of its products to the research market as of October 31, 1999.

   The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Company's products by the FDA. At December 31, 1999, none of the Company's products had received such approval. In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets which are typical activities for a development stage enterprise.

   Specifically, the Company has expended funds relating to its vaccine adjuvant program. From October 5, 1998 through December 15, 1999, the
Company engaged the services of Genome Securities, Inc. ("Genome"), whose Chairman and CEO, Robert Naismith, Ph.D. is also a member of the Company's Board of Directors, to act as Cistron's financial advisor as to corporate strategic and financial initiatives. Accordingly, as the Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No.7, the Company believes that it continues to be in the development stage.

   The Company has outsourced all of its manufacturing and research and development efforts. The Company reached an agreement with its landlord to terminate the lease on its office and production space and has further arranged with the new tenant temporarily to share office space in the formerly leased facility where it can oversee its research and development programs and pursue its strategic objectives. The lease change coincided with an employee reduction in force and all but two of the Company's employees have been terminated.

   The Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. Without such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time. Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 2000 and beyond.

Three Months Ended December 31, 1999 and Three Months Ended December 31, 1998
-----------------------------------------------------------------------------

   Sales decreased $49,830 (97%) in the quarter ended December 31, 1999 versus the same period of the prior year due to the Company's earlier decision to withdraw from direct production and sale of its IL-1 assays. Only accommodation sales of remaining available products occurred in this quarter.

   Operating expenses increased $105,380 (30%) in the quarter ended December 31, 1999 versus the same quarter of the prior year reflecting significantly higher administrative and R&D expenses offset by reduced occupancy expense. Research and development expenses increased $33,320 (64%) due primarily to the timing of payments for external research funding for vaccine adjuvant studies. Administrative expenses increased $99,687 (40%) due primarily to the increase in patent related legal expenses of $34,151, and to higher consultant and audit expenses offset by reduced employee salary expense as a result of the staff reduction in October 1999. Occupancy expense decreased $27,709(57%) due to the termination of the Company's facility lease and the transition to use of a small part of the facility.

   Interest income of $96,707, an increase of $25,483, was earned on the investment of cash balances which were higher than in the same period of the prior year. In addition, net interest expense of $21,553 was recognized on accounts receivable-other and other non-current liabilities to reflect the increase in their present value and a revised estimate of the liabilities.

   The Company had an operating loss of $391,387 in the quarter and there can be no assurance that its operations will reach profitability.

   Cash was increased in the quarter by the collection of a receivable from Immunex in the amount of $3 million ($2,167,500 net to the Company).


Six Months Ended December 31, 1999 and Six Months Ended December 31, 1998
-------------------------------------------------------------------------

   Sales decreased $152,090 (74%) in the six months ended December 31, 1999 as compared to the same period of the prior year due to the Company's decision to withdraw from direct production and sale of its products.

   Operating expenses increased $109,427(15%) in the six-month period ended December 31, 1999 versus the same period of the prior year due primarily to higher administrative expenses offset by lower occupancy expenses.

   Administrative expenses increased $123,647(26%) due mainly to higher legal and consulting expenses offset, in part, by decreases in employee salaries and benefits. Legal expense increased $62,936 (84%) over the same period of the prior year. This change included an increase of $34,151 in patent related legal expenses. Occupancy expenses decreased $18,264(18%) due to the termination of the Company's facility lease and the transition to use of a small part of the facility.

   Interest income of $180,736, an increase of $41,436, was earned on the investment of cash balances, which were higher than in the same period of the prior year. In addition, net interest expense of $20,052 was recognized on accounts receivable-other and other non-current liabilities to reflect the increase in their present value and a revised estimate of the liabilities. $739 in interest was collected on a tax receivable.

   The Company had an operating loss of $577,541 in the six-month period ended December 31, 1999 and there can be no assurance that its operations will reach profitability.

   Cash was increased in the six month period by the collection in November 1999 of a receivable from Immunex in the amount of $3 million ($2,167,500 net to the Company).

Liquidity and Capital Resources
-------------------------------

   At December 31, 1999, the Company had current assets of $10,124,501 including cash and cash equivalents of $9,064,524 and had current liabilities of $401,737. Cash was increased in the quarter ended December 31, 1999, by the collection of a payment of $3 million ($2,167,500 after payments to counsel and certain health and research institutions) from Immunex pursuant to settlement of patent litigation in November 1996.
A final payment of $1 million ($640,000 net to the Company) is due in November 2000. Cash used in the six-month period ended December 31, 1999 was largely for operating expenses.

   From October 1998 through December 15, 1999, Cistron engaged Genome Securities, Inc., whose Chairman and CEO, Robert Naismith, Ph. D. is also a member of the Company's Board of Directors, to act as Cistron's financial advisor as to corporate strategic and financial initiatives. In this regard, the Company has held exploratory discussions with several biotechnology and pharmaceutical companies regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. There can be no assurance that the Company will be successful in consummating a merger or entering into a partnership agreement. Without such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time.

   Management believes that it will have sufficient assets to fund the Company's current programs and plans through fiscal 2000 and beyond.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

        The table below presents, as of the end of the prior fiscal year, the carrying values and estimated fair values of the Company's financial instruments, none of which has been entered into for trading purposes. The estimated fair values were determined based upon the terms of the various instruments then and have not been subsequently revised.

                                              June 30, 1999
                                          ------------------------
                                          Carrying      Estimated
Description                                  value      fair value
-----------------------------------------------------------------
Cash and cash equivalents              $ 8,760,916     $ 8,760,916
Accounts receivable - trade                 28,279          28,279
Accounts receivable - other current      2,942,361       2,942,361
Accounts receivable - other long term      931,440         826,415
Other current liabilities                  775,484         775,484
Other non-current liabilities              270,796         231,396


                        PART II - OTHER INFORMATION
                        ---------------------------

Item 5.	Other Information

        On January 28, 2000, the Company agreed to lend Richard S.
Dondero, a former officer of the Company, an aggregate of $102,158.27, the amount necessary under stock options then exercisable by Mr. Dondero to purchase 481,722 shares of the Company's Common Stock under a loan and pledge agreement. Under a non-recourse secured promissory note, payment of the note is required upon on the earliest of: (a) January 1, 2002, (b) receipt of the proceeds of sale of shares securing the loan, upon the merger or sale of the Company or (c) the liquidation or dissolution of the Company.

        On September 1, 1998, the Company entered into a Sponsored
Research Agreement ("Agreement") with Duke University ("Duke") whereby research was to be performed at Duke to determine the safety and efficacy of IL-1 beta ("IL-1") as a vaccine adjuvant by way of intranasal administration in mice utilizing tetanus toxoid and Streptococcus pneumoniae antigen. In December 1998, under Amendment 1 of Agreement the research was extended to June 1999. In March 1999, under Amendment 2 of the Agreement, the term of the Agreement was extended through December 31, 1999 and a dosing study was to be performed to determine the safety and efficacy of IL-1 as a vaccine adjuvant by way of intranasal and subcutaneous administration in rabbits utilizing tetanus toxoid. In September 1999, under Amendment 3 of the Agreement, the term of the Agreement was extended through March 31, 2000 and during this time a dosing study is to be performed to determine the safety and efficacy of IL-1 and an IL-1 mutant as a vaccine adjuvant by way of intranasal and subcutaneous administration in rabbits utilizing tetanus toxoid.

        In August 1999, the Company entered into a Licensing Agreement with Duke for exclusive rights by the Company to commercialization of intranasally administered adjuvants formulated with IL-1b, under patents owned jointly with Duke or by Duke separately, in return for an immediate royalty of $100,000 and subsequent contingent milestone and sales-related royalties.


Item 6.	Exhibits and Reports on Form 8-K

        a.  Exhibits.

            10.24 Sponsored Research Agreement dated, September 1, 1998, between Registrant and Duke University

            10.24a 1st Amendment to Sponsored Research Agreement, dated December 18, 1998, between Registrant and Duke University

            10.24b 2nd Amendment to Sponsored Research Agreement, dated March 22, 1999, between Registrant and Duke University

            10.24c 3rd Amendment to Sponsored Research Agreement, dated September 1, 1999, between Registrant and Duke University

            10.25 License Agreement, dated August 1, 1999, between Registrant and Duke University

            10.26 Loan and Pledge Agreement dated January 28, 2000, between Registrant and Richard S. Dondero

            10.27 Non-Recourse Secured Promissory Note dated January 28, 2000, between Registrant and Richard S. Dondero

            27.     Financial Data Schedule

b.  Reports on Form 8-K.   Not applicable.

                                SIGNATURES
                                ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 9, 1999                          CISTRON BIOTECHNOLOGY, INC.

                                                /s/ISIDORE S. EDELMAN
                                                ---------------------
                                                Isidore S. Edelman, M.D.
                                                Chairman & CEO


                                                /s/JONATHAN E. ROTHSCHILD
                                                -------------------------
                                                Jonathan E. Rothschild
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)