Form 10-Q
period 2000-03-31
CISTRON BIOTECHNOLOGY INC
filed 2000-05-15
CIK 793725

----------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                     ----------------------------------

                                   FORM 10-Q


            _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000


                                       OR

            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission File No. 0-15271

                        ==========================
                        CISTRON BIOTECHNOLOGY, INC.
           (Exact Name of Registrant as Specified in its Charter)
                        ==========================

           Delaware                                          22-2487972
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)

        239 New Road, Parsippany,  New Jersey                   07054
       (Address of Principal Executive Offices)               (Zip Code)

           Registrant's telephone number, including area code:
                                (973) 575-1700
                    ----------------------------
          10 Bloomfield Avenue, Pine Brook, New Jersey          07058
        (Former Address Of Principal Executive Offices)       (Zip Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                Yes _X_ No ___

The aggregate number of Registrant's outstanding shares on May 12, 2000 was 20,861,854 shares of Common Stock, .01 par value.


                            Page 1 of 13 pages

                        CISTRON BIOTECHNOLOGY, INC.
                        ===========================
                       (A DEVELOPMENT STAGE COMPANY)
                        ---------------------------
                                  INDEX
                                  -----

                                                                          PAGE
PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

           Balance Sheets as of March 31, 2000 and June 30, 1999..........  3

           Statements of Operations for the Three Months and
           Nine Months ended March 31, 2000 and 1999......................  4


           Statements of Cash Flows for the Nine Months ended
           March 31, 2000 and 1999........................................  6

           Notes to Financial Statements..................................  7

           Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition.............................  9

           Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk........................................................... 11


PART II -  OTHER INFORMATION.............................................. 12

           Signatures..................................................... 13

                             CISTRON BIOTECHNOLOGY, INC.
                             ---------------------------
                                    BALANCE SHEETS
                                    --------------

                                                                      June 30,            March 31,
ASSETS                                                                  1999                2000
------                                                              ------------        -------------
CURRENT ASSETS:                                                                          (unaudited)
 Cash and equivalents                                               $  8,760,916        $   9,088,154
 Accounts receivable - trade                                              28,279                    -
 Accounts receivable - other                                           2,942,361              968,835
 Inventories                                                               1,023                    -
 Taxes receivable                                                        369,557                    -
 Notes receivable $230,000; reserve $230,000                                   -                    -
                                                                      ----------           ----------
TOTAL CURRENT ASSETS                                                  12,102,136           10,056,989

ACCOUNTS RECEIVABLE - OTHER - Long Term                                  931,440                    -

PROPERTY AND EQUIPMENT:
 Machinery and equipment                                                 507,557                    -
 Furniture and fixtures                                                  147,113                    -
 Leasehold improvements                                                   77,674                    -
                                                                      ----------           ----------
                                                                         732,344                    -
 Less: Accumulated depreciation                                          706,980                    -
                                                                      ----------           ----------
                                                                          25,364                    -
SECURITY DEPOSITS                                                         23,938                    -
PATENTS - net of accumulated amortization
of $17,186 and $19,173, respectively                                      19,919               17,932
                                                                      ----------           ----------
TOTAL ASSETS                                                     $    13,102,797        $  10,074,921
                                                                      ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accrued expenses and accounts payable                           $       390,386        $     154,974
 Other current liabilities                                               775,484              312,943
                                                                      ----------           ----------
TOTAL CURRENT LIABILITIES                                              1,165,870              467,917
 Deferred revenue                                                         69,750                    -
 Other non-current liabilities                                           270,796                    -
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000 shares authorized;
  issued 29,683,854 and 30,315,576 shares, respectively                  296,839              303,156
 Additional paid-in capital                                            9,865,036            9,970,433
 Earnings accumulated during the development stage                     2,106,961            1,371,729
 Treasury stock 3,946,500 and                                           (394,650)          (1,658,350)
        9,504,906 shares repectively, at cost
 Note receivable for shares of stock                                    (277,805)            (379,963)
                                                                      ----------           ----------
TOTAL SHAREHOLDERS' EQUITY                                            11,596,381            9,607,004
                                                                      ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    13,102,797        $  10,074,921
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

                                CISTRON BIOTECHNOLOGY, INC.
                                ---------------------------
                                 STATEMENTS OF OPERATIONS
                                 ------------------------
                                        (UNAUDITED)
                                         ---------

                                                                                    February 2, 1982
                                                                                    (commencement of
                                                Three Months ended March 31,         operations) to
                                                   1999              2000           March 31, 2000
                                              ------------------------------------------------------
Sales.......................................  $     86,857      $          -        $  9,804,427
Cost of sales...............................        38,395                 -           4,472,394
                                                ----------        ----------          ----------
  Gross profit..............................        48,462                 -           5,332,033
Other revenue - net:
  Litigation settlements....................             -                 -          14,684,206
  License fees and funded research..........       783,000           130,689           5,340,775
Expenses:
  Research and development..................       119,495             7,365           9,161,836
  Administrative and marketing..............       255,071           382,399          13,171,080
  Occupancy.................................        47,913             8,313           2,754,419
  Employee severance                                     -                 -             369,762
                                                ----------        ----------          ----------
Total expenses..............................       422,479           398,077          25,457,097
                                                ----------        ----------          ----------
  Operating income/(loss)...................       408,983          (267,388)           (100,083)
Interest income/(expense) - net.............        88,310           110,122           1,531,480
Other (expense) - net.......................             -                 -             (42,275)
Amortization of deferred financing costs....             -                 -            (173,079)
Acquisition expense.........................             -                 -            (429,620)
                                                ----------        ----------          ----------
Income/(loss) before income taxes
  and extraordinary credit..................       497,293          (157,266)            786,423
Income tax provision (benefit)..............       188,970                50           1,176,636
                                                ----------        ----------          ----------
Income/(loss) before extraordinary credit...       308,323          (157,316)           (390,213)
Extraordinary credit - benefit of tax loss
  carryforward..............................             -                 -             262,838
                                                ----------        ----------          ----------
  Net income/(loss).........................  $    308,323      $   (157,316)       $   (127,375)
                                                ==========        ==========          ==========
Net income/(loss) per share.................  $       0.01      $      (0.01)
                                                ==========        ==========
Weighted average shares outstanding.........    24,317,020        20,667,741
                                                ==========        ==========
Net income/(loss) per share -
  assuming dilution.........................  $       0.01      $      (0.01)
                                                ==========        ==========
Weighted average shares outstanding -
  assuming dilution.........................    25,859,394        20,667,741
                                                ==========        ==========

                          See accompanying notes to financial statements

                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (UNAUDITED)
                                 -----------

                                                                                     February 2, 1982
                                                                                     (commencement of
                                                   Nine Months ended March 31,       operations to
                                                     1999              2000          March 31, 2000
                                                -----------------------------------------------------
Sales........................................   $    291,637      $     52,690       $  9,804,427
Cost of sales................................        193,913           142,417          4,472,394
                                                  ----------        ----------         ----------
  Gross profit...............................         97,724           (89,727)         5,332,033
Other revenues - net:
  Litigation settlement......................              -                 -         14,684,206
  License fees and funded research...........        852,750           302,126          5,340,775
Expenses:
  Research and development...................        275,137           167,051          9,161,836
  Administrative and marketing...............        729,402           980,376         13,171,080
  Occupancy..................................        146,708            88,844          2,754,419
  Employee severance                                       -                 -            369,762
                                                  ----------        ----------         ----------
Total expenses...............................      1,151,247         1,236,271         25,457,097
                                                  ----------        ----------         ----------
  Operating income (loss)....................       (200,773)       (1,023,872)          (100,083)
Interest income/(expense) - net..............        290,614           271,544          1,531,480
Other (expense) - net........................              -            17,620            (42,275)
Amortization of deferred financing costs.....              -                 -           (173,079)
Acquisition expense..........................              -                 -           (429,620)
                                                  ----------        ----------         ----------
Income (loss) before income taxes
 and extraordinary credit....................         89,841          (734,708)           786,423
Income tax provision (benefit)...............         34,139               150          1,176,636
                                                  ----------        ----------         ----------
Income/(loss) before extraordinary credit....         55,702          (734,858)          (390,213)
Extraordinary credit - benefit of tax loss
  carryforward..............................               -                 -            262,838
                                                  ----------        ----------         ----------
  Net income/(loss)..........................   $     55,702      $   (734,858)      $   (127,375)
                                                  ==========        ==========         ==========
Net loss per share...........................   $          -      $      (0.04)
                                                  ==========        ==========
Weighted average shares outstanding..........     23,728,212        20,532,939
                                                  ==========        ==========
Net income/(loss) per share -
 assuming dilution...........................   $          -      $      (0.04)
                                                  ==========        ==========
Weighted average shares outstanding -
  assuming dilution..........................     26,647,226        20,532,939
                                                  ==========        ==========


                           See accompanying notes to financial statements

                                        CISTRON BIOTECHNOLOGY, INC.
                                        ---------------------------
                                         STATEMENT OF CASH FLOWS
                                         -----------------------
                                                (UNAUDITED)
                                                -----------

                                                                                            February 2, 1982
                                                                                            (commencement of
                                                         Nine Months ended March 31,         operations) to
                                                           1999              2000           March 31, 2000
                                                      ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $    333,425      $       80,595      $  11,752,932
  Cash paid to suppliers and employees                  (2,206,669)         (2,548,633)       (36,454,125)
  Interest received                                        226,114             295,960          1,215,387
  Acquisition expenses paid                                      -                   -           (429,620)
  Royalties, research funding, license fees received       889,605             284,520          4,007,112
  Other receipts                                         3,003,678           3,393,940         21,545,039
                                                        ----------          ----------         ----------
  Net cash provided by operating activities              2,246,153           1,506,383          1,636,726
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of note receivable                                  -                   -             15,097
  Issuance of note receivable                                    -                   -           (230,000)
  Sale(Purchase) of property and equipment                  (2,146)             75,000           (692,121)
                                                        ----------          ----------         ----------
  Net cash from(used in) investing activities               (2,146)             75,000           (907,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of capital stock and
   additional contributions                                930,000               9,555         10,887,040
  Principal payments on notes payable                            -                   -           (870,238)
  Purchase of treasury stock                                     -          (1,263,700)        (1,658,350)
                                                        ----------          ----------         ----------
  Net cash provided by financing activities                930,000          (1,254,145)         8,358,452
                                                        ----------          ----------         ----------
  Net change in cash and cash equivalents                3,174,007             327,238          9,088,154
CASH AND CASH EQUIVALENTS, beginning of period           5,832,031           8,760,916                  -
                                                        ----------          ----------         ----------
CASH AND CASH EQUIVALENTS, end of period              $  9,006,038       $   9,088,154      $   9,088,154
                                                        ==========          ==========         ==========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                   $     55,702      $     (734,858)     $    (127,375)
  Adjustments to reconcile net income (loss) to net                               -                  -
   cash provided by operating activities:                                         -                  -
  Depreciation and amortization                              5,872               4,971            755,990
  Issue of warrants                                              -                   -             65,000
  Deferred income taxes                                          -                   -                  -
  Loss(Gain) on disposal of property and equipment               -             (52,619)           (44,088)
  Increase in reserve for note receivable                        -                   -            230,000
  Amortization of deferred financing costs                       -                   -            195,179
  Decrease (increase) in assets:
   Accounts receivable                                      34,887           2,001,431          1,973,152
   Inventory                                                 2,236               1,023                  -
   Taxes receivable                                              -             369,557                  -
   Notes and other receivables                           2,787,988             931,440         (2,958,061)
   Security deposit                                              -              23,938                  -
   Intangible assets                                             -                   -            (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                   (23,899)           (255,850)         1,998,292
   Other current and non-current liabilities              (616,633)           (782,650)          (414,258)
                                                        ----------          ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $  2,246,153      $    1,506,383      $   1,636,726
                                                        ==========          ==========         ==========

                              See accompanying notes to financial statements

                        CISTRON BIOTECHNOLOGY, INC.
                        ---------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (Unaudited)
                                -----------

A.	BASIS OF PRESENTATION

        The financial statements for the three and nine month periods ended March 31, 2000 and 1999 have been prepared without audit and, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations, and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.
        Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. Certain amounts in prior period financial statements have been reclassified to conform to current presentation.

        These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.	MERGER AGREEMENT

        On March 21, 2000, the Company and Celltech Group, plc ("Celltech") entered into an agreement and plan of merger (the "Merger Agreement") under which the Company will become a wholly owned subsidiary of Celltech. The Merger is intended to qualify as a tax-free reorganization and requires approval of the shareholders of the Company (See Item 2. Recent Developments and the Company's Form 8-K filed on March 28, 2000).

C.	OTHER INCOME

        Other income includes sales related royalties and $75,000 ($69,750 net of fees) per quarter under a three-year program, which commenced in the fiscal quarter ended December 31, 1998, from Aventis Pasteur ("Aventis Pasteur"), a subsidiary of Aventis S.A. to fund the Company's vaccine adjuvant development program.

        During the three month period ended March 31, 1999, the Company received $750,000 ($713,250 net of fees) from R&D Systems ("RDS") for the sale of the Company's Interleukin-1 beta ("IL-1 beta") research product line and the Company continues to receive royalties for sales of these products.

D.      INCOME TAXES

        Although tax benefits were recorded against the net losses incurred in periods ending on or before June 30, 1999, such benefits are not available for periods commencing thereafter.

E.      ACCOUNTS RECEIVABLE

        Accounts receivable - other consists of an amount due in November 2000 pursuant to litigation settlement agreement entered into in Fiscal 1997. This amount has been discounted to reflect its present value. The Company discontinued all manufacturing and sales activities in October 1999. All trade receivables have been collected.



F.      CHANGES IN SHAREHOLDERS' EQUITY

        During the nine-month period ended March 31, 1999, shareholders' equity increased $985,701 due to the sale of 1,333,333 shares of the Company's Common Stock to Aventis for $1 million ($930,000 net of fees) and by net income of $55,702.

        In July 1999, shareholders' equity decreased due to the repurchase, for $1,263,700, of 5,558,406 shares of the Company's Common Stock for treasury. In November 1999, 150,000 shares of the Company's Common Stock were issued pursuant to the exercise of an option by a former director of the Company. In January 2000, 481,722 shares of the Company's Common Stock were issued pursuant to the exercise of an option and in return for the execution by a former officer of the Company of a non-recourse promissory note in the principal amount of the aggregate exercise price.

        During the three and nine month periods ended March 31, 2000, shareholders' equity was decreased by net losses of $157,316 and $734,858, respectively, and the effect of the aforementioned transactions.

G.      EARNINGS PER SHARE CALCULATIONS

        The following is a summary of the components used to calculate Earnings per Share:

                                        Three Months Ended          Nine Months Ended
                                             March 31,                 March 31,
                                         1999         2000          1999        2000
                                     -------------------------  -------------------------
Earnings per common share:
--------------------------
 Net income (loss)(numerator)        $   308,323  $  (157,316)  $    55,702  $  (734,858)
 Weighted averageshares(denominator)  24,317,020   20,667,741    23,728,212   20,532,939

 Income (loss) pershare              $      0.01  $     (0.01)  $         -  $     (0.04)
                                      ==========   ==========    ==========   ==========

Earnings per common share -
assuming dilution:
---------------------------
 Net income (loss)(numerator)        $   308,323  $  (157,316)  $    55,702  $  (734,858)
 Weighted average shares              24,317,020   20,667,741    23,728,212   20,532,939
 Effect of dilutive options            1,542,374            -     2,919,014            -
                                      ==========   ==========    ==========   ==========
Weighted average shares -
assuming dilution(denominator)        25,859,394   20,667,741    26,647,226   20,532,939

Income (loss) per share              $      0.01  $     (0.01)  $         -  $     (0.04)
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

Certain statements in this discussion and analysis constitute forward-looking statements, are not historical facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected. Such risks and uncertainties include but are not limited to: (i) general economic conditions; (ii) conditions specific to the biotechnology industry; (iii) the Company's ability to develop or acquire new technology or products through licensing, merger or acquisition and to obtain regulatory approval to commercialize diagnostic or therapeutic products; (iv) the effectiveness and ultimate market acceptance of any such products; (v) limitations on third party reimbursements with respect to any such products; (vi) competition; and (vii) the failure to consummate the Merger between the Company and Celltech Group, plc, discussed below. The Company does not undertake to update or revise any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Recent Developments
-------------------

Merger Agreement with Celltech Group, plc

On March 21, 2000, the Company and Celltech Group, plc ("Celltech") entered into an agreement and plan of merger (the "Merger Agreement") under which the Company will become a wholly-owned subsidiary of Celltech. The Merger is intended to qualify as a tax-free reorganization.

Holders of the outstanding shares of the Company's common stock will receive from Celltech at the effective time of the Merger (i) the sum of $7,750,000 and the amount of the Company's net current assets as set forth on the Company's balance sheet as of the closing date and (ii) $1,000,000 which will be held in escrow following the effective time of the Merger and released as of December 31, 2000 (net of deductions for uncollected receivables and certain other expenses, if any) to the former holders of the Company's common stock. Based on current estimates of the Company's net current assets, holders of shares of the Company's common stock will receive approximately $18,000,000 in exchange for Company common stock in the Merger. The purchase price of approximately $18,000,000, payable to the Company's stockholders in Celltech American Depository Shares ("ADSs"), is base on the price of the ADSs for the five-day trailing average of Celltech ADSs through March 20, 2000. The price of the ADSs for this period was $40.8875.

In connection with the Merger, holders of the Company's common stock will also be entitled to receive up to $3.5 million in cash and $3.5 million in Celltech ADSs, net of expenses and taxes, in the event that Aventis Pasteur exercises the options previously granted by the Company to acquire exclusive licenses to use the Company's IL-1 Beta technology in developing preventative and therapeutic vaccines (the "Aventis Pasteur Option"). The Company, however, has recently entered into discussions with Aventis Pasteur concerning the potential early termination of the Collaboration and Option Agreement, including the termination of the Aventis Pasteur Option.

This Merger is subject to various conditions, including approval by appropriate governmental agencies and the Company's stockholders. The Company may not succeed in consummating the Merger.



Amendment to the License Agreement with the "Institutions"

On March 21, 2000, to satisfy a condition to Celltech's obligation to consummate the Merger, the Company and the Massachusetts Institute of Technology, New England Medical Center Hospitals, Inc., Trustees of Tufts College, Tufts University School of Medicine and Wellesley College (collectively, the "Institutions") amended the license agreement ("Amended License Agreement") that the parties first entered into on December 2, 1983 and which grants the Company an exclusive license to IL-1 Beta patents owned by the Institutions. Under the Amended License Agreement, among other things, the parties reduced the royalty rate payable by the Company to Licensors from 7% to 3% (or 1.5% if a product is sold under a sublicensing arrangement) on sales of certain licensed products.



Amendment to the Agreement with eMedsecurities, Inc. (formerly Genome
Securities)

In connection with the Merger and when it is effective, eMedsecurities, Inc., the Company's former financial advisor, will receive a fee of $700,000, of which $100,000 was paid at the signing of the Merger Agreement with Celltech and is non-refundable. Robert Naismith, PhD, a Director of the Company, is the Chairman of eMedsecurities.


Results of Operations
---------------------

The Company historically sold its products to the research market but did not generate any significant revenues therefrom. The Company ceased the direct sale of its products as of October 31, 1999.

The Company believes it is a development stage enterprise because planned principal operations have not yet commenced. The Company's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Company's products by the FDA. At March 31, 2000, no such product candidate had been submitted to the FDA for approval and none is anticipated to be submitted for several years, if at all.

In addition, the Company continues to devote most of its efforts to activities such as research and development, financial planning and developing markets, which are typical activities for a development stage enterprise. For example, the Company has expended funds relating to its vaccine adjuvant program. Also, from September 1998, the Company had engaged the services of Genome Securities, Inc. (now "eMedsecurities"), whose Chairman and CEO, Robert Naismith, Ph. D., is also a member of the Company's Board of Directors, to act as Cistron's financial advisor as to
corporate strategic and financial initiatives.   Accordingly, as the
Company has not yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No.7, the Company believes that it continues to be in the development stage.

The Company has outsourced all of its manufacturing and research and development efforts. The Company has terminated its lease agreement with its landlord for office and production space and has temporarily shared with the new tenant office space in the formerly leased facility. The lease change coincided with an employee reduction in force and all but two of the Company's employees have been terminated. On May 15, 2000, the Company has relocated its offices to 239 New Road, Parsippany, NJ 07054 where it can oversee its research and development programs and pursue its strategic objectives.

While the Company has signed the Merger Agreement with Celltech Group, plc, the Company may not consummate a merger. Without such event, the Company may consider a partial or full liquidation of the Company.



Three Months Ended March 31, 2000 and Three Months Ended March 31, 1999
-----------------------------------------------------------------------

There were no sales in the quarter ended March 31, 2000 due to the Company's earlier decision to withdraw from direct production and sale of its products.

Operating expenses decreased $24,402 (6%) in the quarter ended March 31, 2000 versus the same quarter of the prior year due to higher administrative expenses offset by significantly reduced R&D and occupancy expenses. Research and development expenses decreased $112,130 (94%) due primarily to the timing of payments for external research funding for vaccine adjuvant studies. Administrative expenses increased $127,328 (50%) due primarily to the increase in patent and merger related legal expenses. Occupancy expense decreased $39,600 (83%) due to the termination of the Company's facility lease and the transition to use of a small part of the facility.

Net interest income of $110,122, an increase of $21,812, was earned on the investment of cash balances, which were higher than in the same period of the prior year, and on the discounted payables and receivables related to settlement of the Immunex litigation.

The Company had an operating loss of $157,316 in the quarter and there can be no assurance that its operations will reach profitability.

Cash increased $23,630 in the quarter primarily due to the collection of a tax receivable in the amount of $103,617, and semi-annual royalty payments.


Nine Months Ended March 31, 2000 and Nine Months Ended March 31, 1999
---------------------------------------------------------------------

Sales decreased $238,947(82%) in the nine months ended March 31, 2000 as compared to the same period of the prior year due to the Company's decision to withdraw from direct production and sale of its products.

Operating expenses increased $85,024(7%) in the nine month period ended March 31, 2000 versus the same period of the prior year due primarily to higher administrative expenses offset by lower R&D and occupancy expenses.

Administrative expenses increased $250,974(34%) due mainly to higher legal and consulting expenses offset, in part, by decreases in employee salaries and benefits. The legal expense increase represented primarily patent and merger related costs. Occupancy expenses decreased $57,874(39%) due to the termination of the Company's facility lease and the transition to use of a small part of the facility.

Interest income of $271,544, a decrease of $19,070, was earned on the investment of cash balances, which were higher than in the same period of the prior year. The decrease is due to inclusion in the prior year amount of higher levels of imputed net interest income on the discounted payables and receivables related to settlement of the Immunex litigation.

The Company had an operating loss of $734,858 in the nine month period ended March 31, 2000 and there can be no assurance that its operations will reach profitability.

Cash was increased in the nine-month period by the collection in November 1999 of a receivable from Immunex in the amount of $3 million ($2,167,500, net to the Company).


Liquidity and Capital Resources
-------------------------------

At March 31, 2000, the Company had current assets of $10,056,989 including cash and cash equivalents of $9,088,154 and had current liabilities of $467,917. Cash was increased in the nine months ended March 31, 2000, by the collection of a payment of $3 million ($2,167,500 after related fees) from Immunex pursuant to settlement of patent litigation in Fiscal 1997.
A final payment of $1 million ($640,000 net to the Company) is due in November 2000. Cash used in the nine-month period ended March 31, 1999 was largely for operating expenses and the repurchase, for treasury, of 5,558,406 shares of the Company's Common Stock at a cost of $1,263,700.

Management believes that it will have sufficient assets to fund the Company's current programs.


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

                                               June 30, 1999
                                       --------------------------------
                                       Carrying             Estimated
Description                             value                fair value
-------------------------------------  -----------          -----------
Cash and cash equivalents              $ 8,760,916          $ 8,760,916
Accounts receivable - trade                 28,279               28,279
Accounts receivable - other current      2,942,361            2,942,361
Accounts receivable - other long term      931,440              826,415
Other current liabilities                  775,484              775,484
Other non-current liabilities              270,796              231,396

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
        -----------------

        As part of the litigation settlement with Immunex, the Company was assigned U.S. Patent No. 5,548,887 (the '887 patent). At present, claims 8-12 stand rejected over scientific literature, principally representing prior art considered, previously, by the U.S. Patent and Trademark Office ("PTO"), during primary examination. Cistron has pursued petitions and an appeal in an effort to have the rejection withdrawn. While these efforts have thus far been unsuccessful, on March 21, 2000, the PTO's Board of Patent Appeals and Interferences remanded the case to the Examiner for reconsideration of the propriety of the merits of the rejection and reconsideration of whether the reexamination was properly granted in the first place.


Item 2.	Changes in Securities
        ---------------------

        a.  Not applicable
        b.  Not applicable
        c. During the quarter ended March 31, 2000, the Company issued an aggregrate of 125,176 shares of its common stock to Richard S. Dondero, a former employee and executive officer of the Company, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), which provides an exemption from registration under the Securities Act. Mr. Dondero represented to the Company in writing that he was acquiring the shares for investment and the Company did not engage in any general solicitation in connection with this option exercise. The certificates for these shares were issued with a restrictive legend indicating that the shares have not been registered under the Securities Act.

            During the quarter ended December 31, 1999, the Company issued 150,000 shares of its common stock to Thomas P. Carney, Ph.D., a former director of the Company, also pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act. Dr. Carney represented to the Company in writing that he was acquiring the shares for investment and the Company did not engage in any general solicitation in connection with this option exercise. The certificates for these shares were issued with a restrictive legend indicating that the shares have not been registered under the Securities Act.


Item 3.	Defaults upon Senior Securities
        -------------------------------

        Not applicable.


Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable


Item 5.	Other Information
        -----------------

        On May 15, 2000, the Company relocated its offices to 239 New Road, Parsippany, NJ 07054 where it will oversee its research and development programs and pursue its strategic objectives.


Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------

        a. Exhibit.

           27. Financial Data Schedule

        b. Reports on Form 8-K.

        On December 21, 1999, the Company filed a Current Report on Form 8-K, disclosing the change of its executive officers effective
        January 1, 2000 as disclosed in a Company press release dated December 9, 1999.

        On February 3, 2000, the Company filed a Current Report on Form 8-K, disclosing the change in certify accountants dated as of January 28,2000 and subsequently on February 11, 2000 filed Amendment No. 1 to this Form 8-K to provide additional information as requested by letter dated February 8, 2000 from the SEC.

        On March 28,2000, the Company filed a Current Report on Form 8-K, disclosing a) the Agreement and Plan of Merger by and among the Company, Celltech Group plc and CGP Acquisition Corp. as dated March 21, 2000 b) Amendment to License Agreement between the Company and the Institutions dated as of March 21, 2000 and c) Letter Agreement between Cistron and Genome Securities (eMedsecurities, Inc) dated as of March 6, 2000.

                                SIGNATURES
                                ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2000                          CISTRON BIOTECHNOLOGY, INC.
                                                  (Registrant)


                                            /S/ISIDORE S. EDELMAN, M.D.
                                            ---------------------------
                                            Isidore S. Edelman, M.D.
                                            Chairman and Chief Executive
                                            Officer


                                            /S/JONATHAN E. ROTHSCHILD
                                            -------------------------
                                            Jonathan E. Rothschild
                                            Chief Financial Office