Form 10-K
period 2000-06-30
CISTRON BIOTECHNOLOGY INC
filed 2000-09-07
CIK 793725

==============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                                ---------
                                FORM 10-K
                                ---------
           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended June 30, 2000
                                    OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                        ---------------------------
                        Commission File No. 0-15271
                        ---------------------------

                        CISTRON BIOTECHNOLOGY, INC.
          (Exact name of Registrant as specified in its Charter)

      Delaware                                       22-2487972
(State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)



   239 New Road Parsippany, New Jersey                   07054
(Address of principal executive offices)               (Zip Code)

           Registrant's telephone number, including area code:
                              973-575-1700
        Securities registered pursuant to Section 12(b) of the Act:
                                  None
        Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, $0.01 par value
	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X  No __

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

	The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the Registrant was $9,408,917 on August 9, 2000 based on the closing bid and asked price of the Common
Stock on such date.

	The aggregate number of Registrant's outstanding shares on August 9, 2000 was 20,861,854 shares of Common Stock, $0.01 par value.

                   Documents incorporated by reference:
                                 None
==============================================================================

                                 PART I

Item 1. Business.
        --------
General
-------
        Cistron Biotechnology, Inc. ("Cistron" or the "Company") is a
development-stage, biotechnology company.   Cistron uses recombinant DNA
and immunological techniques to explore certain cytokines and antibodies
that may have therapeutic or diagnostic applications.   Cytokines,
consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by
white blood cells.   Antibodies are proteins that also are produced by
white blood cells and usually attack foreign bodies such as bacteria and viruses, but also may be used therapeutically to modulate the over-
production of cytokines.   Interleukin-1 (or IL-1) beta is a lymphokine,
which initiates the immune response.   IL-1 beta is the predominant form
of IL-1 in humans.

        Cistron has (1) an exclusive license from the New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College, which we refer to collectively as "the Institutions", to make, use, sell, and sublicense to others products based upon IL-1 beta under certain patents issued and pending in the United States and patents pending internationally, referred to collectively as the Licensed IL-1 beta Patents, (2) patents assigned to Cistron as part of a litigation settlement and (3) technology and
patents developed by Cistron.   We refer to (1), (2) and (3)
collectively as the IL-1 beta Patents.

        Cistron has not generated significant revenues and none of its products has been submitted to or received approval by the FDA for sale in the diagnostic or therapeutic markets.

        Prior to November 1, 1999, Cistron engaged in the sale of research products to pharmaceutical companies, government agencies and academic
institutions in the United States, Europe and Asia.   Cistron's
principal research products consisted of IL-1 beta, monoclonal and polyclonal antibodies to IL-1 beta, referred to as IL-1 beta Antibodies, and an assay kit that measures IL-1 beta concentrations, referred to as
the IL-1 beta Assay.   Cistron's IL-1 beta products were based upon:
technology derived from research funded by Cistron on IL-1 beta; patents assigned to Cistron as part of a litigation settlement; and/or
technology and patents developed by Cistron.   Cistron also manufactured
and sold an assay, which measured tumor necrosis factor, or TNF alpha, a monokine that acts as a mediator of inflammation, and IL-1 beta.
Cistron also manufactured and sold an assay to measure interleukin
converting enzyme, or ICE.   ICE cleaves the IL-1 beta protein into
fragments, which imparts its biologic activity.   Cistron manufactured
and sold an assay, which measured TNF alpha to the research market in
all areas of the world except Europe.   In addition, Cistron
distributed, in North America and Asia, assays that measured another lymphokine, Interleukin-6, which was principally manufactured by another company.

        In February 1999, Cistron granted Research and Diagnostic Systems, Inc. ("R&D Systems") an exclusive license to manufacture and sell IL-1 beta Antibodies and IL-1 beta Assays and a nonexclusive sublicense to manufacture and sell IL-1 beta protein to the research market and sold
the IL-1 beta and ICE product lines to R&D Systems.   Cistron concluded
direct sales of these products on April 1, 1999.   Since then, Cistron
has downsized its corporate offices, terminated most of its personnel and outsourced all of its manufacturing and research and development efforts. Cistron discontinued sales of any products as of October 31, 1999.

        During the fiscal year ended June 30, 1997, Cistron settled its litigation against Immunex Corporation and its litigation against PeproTech, Inc., both of which involved intellectual property disputes
relating to some of the IL-1 beta Patents.   The Immunex Corporation
settlement agreement provides for aggregate payments to Cistron of $21 million ($14.7 million net to the Company), of which $20 million has
been received to date.   The PeproTech settlement provided for an
upfront license fee payable by PeproTech to Cistron of $718,000 plus future royalties.

        In September 1997, Cistron engaged the services of BlueStone Capital Partners, LP to advise on corporate and strategic financial
initiatives.   On October 30, 1998, Cistron and Aventis Pasteur entered
into a Collaboration and Option Agreement, or the Aventis Pasteur Option Agreement, pursuant to which Aventis Pasteur obtained a three-year option to acquire an exclusive license to use Cistron's IL-1 beta
technology in the fields of therapeutic and preventive vaccines.   Under
the Aventis Pasteur Option Agreement, Aventis Pasteur agreed to fund Cistron's vaccine adjuvant development program over a three-year period
for $900,000.   The Aventis Pasteur Option Agreement contemplates that
Aventis Pasteur will conduct its own pre-clinical and clinical work on the use of IL-1 beta as a vaccine adjuvant in the fields of preventive
and therapeutic vaccines.   On October 30, 1998, Cistron and Aventis
Pasteur entered into a Common Stock and Warrant Purchase Agreement under which Aventis Pasteur purchased 1,333,333 shares of Cistron's common stock and a three year warrant to purchase 666,667 additional shares of Cistron's common stock at $.25 per share (the "Aventis Warrant"), for an aggregate consideration of $1 million.

        On August 24, 2000, Aventis Pasteur and Cistron entered into a Waiver, Release and Termination Agreement, under which, among other things:

        - The parties terminated the Collaboration and Option Agreement, including Aventis Pasteur's right to obtain exclusive licenses to IL-1 beta in the fields of therapeutic or preventive vaccines;

        - Aventis Pasteur surrendered the Aventis Warrant;

        - Cistron relieved Aventis Pasteur of its obligations to pay $100,000 in research funding. Aventis Pasteur agreed to pay Cistron the remaining balance of the research payments as follows: $75,000 on or about October 1, 2000 but in no event later than October 4, 2000 and $125,000 on January 2, 2001. Aventis Pasteur is not required to make any payment in the event Cistron executes with a third party an option, license or other agreement providing rights to IL-1 beta as an adjuvant with human vaccines at any time prior to the applicable payment date.

        Robert W. Naismith, Ph.D., who has been a director of Cistron since January 1998, was a Managing Director of BlueStone until April
1998. Thereafter, Dr. Naismith formed eMedsecurities, Inc. ("eMedsecurities"), formerly known as Genome Securities, Inc. Dr.
Naismith is the Chairman and CEO of eMedsecurities. From October 5, 1998 through December 15, 1999, Cistron engaged eMedsecurities to perform the services of financial advisor on corporate and strategic financial initiatives. During this period, Cistron held exploratory discussions with several biotechnology and pharmaceutical companies including Celltech Group plc, regarding possible strategic alliances including joint ventures, mergers or the sale of Cistron.

        Cistron was incorporated in Delaware in 1983 under the name Cistron Technology, Inc. and commenced operations in May 1984 as successor to a
research and development partnership organized in 1982.   During 1999,
the Company outsourced all of its direct manufacturing and research and development efforts, terminated its facility lease and relocated its executive office to a smaller facility in Parsippany, New Jersey.

Products
--------
        Cistron uses recombinant DNA and immunological techniques to explore certain cytokines that may have therapeutic or diagnostic
applications.   Cytokines, consisting of lymphokines and monokines, are
proteins that are regulators of the human immune response system
released in the body by white blood cells.   The function of the immune
system is to protect the body against infectious agents, including
viruses, bacteria, parasites and malignant (cancer) cells.   The normal
immune system is finely tuned and imbalances may lead to a variety of diseases.

        Two classes of white blood cells, macrophages and monocytes (the surveillance system) and lymphocytes (the antibody producing cells), are
primarily responsible for immunity.   It is generally believed that the
activities of macrophages and lymphocytes are controlled, to a large extent, by a specific group of regulators called lymphokines; the lymphokines, in turn, are released by the class of white blood cells
that constitute the surveillance system.   The lymphokines attach to
specific sites, called receptors, on the surface of cells that constitute the immune system, and impart their "messages" through these contact points, thereby controlling the growth and maturation of the cells and priming the immune system for response following infection or exposure to noxious agents.

        An important feature of the immune response is the detection of noxious agents by macrophages and monocytes, which thereupon release IL-
1 beta.   The IL-1 beta then activates a subset of secondary cells, the
T-lymphocytes, which have two functions.   T-lymphocytes can attack
foreign cells and can augment the antibody response of a second type of
lymphocytic cell, the B-lymphocyte.   The B-lymphocytes secrete
antibodies, which, if effective, inactivate the invading bacteria,
viruses or other noxious agents.   The interplay among macrophages, B-
cells and T-cells determines the strength and breadth of the body's response to infection.

        Insufficient production of lymphokines may lead to immune
deficiency states.   Overproduction of lymphokines may promote severe
allergies and autoimmune diseases such as rheumatoid arthritis.

        IL-1 beta Related Products
        --------------------------
        Prior to April 1, 1999, Cistron's principal research products consisted of IL-1 beta proteins, IL-1 beta Antibodies, IL-1 beta Assays and the ICE assay, which were sold principally to university or commercial research groups that use such products in connection with their own immunological research and development, or for resale to the
research market.   In February 1999, Cistron granted R&D Systems an
exclusive license to manufacture and sell IL-1 beta Antibodies and Assays and a non-exclusive sublicense to manufacture and sell IL-1 beta protein to the research market and sold the IL-1 beta and ICE product
lines to R&D Systems.   Cistron's research product sales were
insignificant in the fiscal year ended June 30, 2000.   All sales of
Cistron's products were discontinued as of October 31, 1999.

        Tumor Necrosis Factor alpha
        ---------------------------
        From June 1989 until October 31, 1999, Cistron manufactured and sold a TNF alpha assay through the same distribution network as used for sales of its IL-1 beta product line, except in respect of sales to
customers in Europe.   TNF alpha, like IL-1 beta, is a cytokine in the
immune system.   TNF alpha is a mediator of inflammation and may also
play a role in the destruction of cancer cells.   The assay was
developed under a license from Rijksuniversiteit of Limburg, a Dutch university, which developed certain antibodies used in this product. Cistron terminated this license in November 1999 and sold its TNF alpha reagents to Abraxis LLC under a letter of agreement dated December 1, 1999.

        Other Products
        --------------
        Cistron distributed, to the North American and Asian research
markets, another lymphokine assay, which measured Interleukin-6.   This
product, however, was substantially manufactured by another company, and
is no longer available through Cistron.   The product accounted for no
sales in Fiscal 2000.

Product Development
-------------------
        In the fiscal years ended June 30, 1998, 1999, and 2000, Cistron incurred research and development expenses of approximately $547,600, $451,400, and $168,547, respectively.

        Since November 1999, Cistron has outsourced all of its research and development efforts and oversees from its corporate offices the further development of the IL-1 beta vaccine adjuvant project and the use of its monoclonal antibody for inhibition activity.

        Cancer Therapeutics
        -------------------
        Tests on animals and isolated cancer cell preparations have indicated that IL-1 beta has potential utility as an anti-cancer agent and that it may also serve as an adjunct for use in combination with
other cancer therapeutics to kill cancer cells.   In May 1993 and in
furtherance of Cistron's broader development strategy, Cistron granted an exclusive sublicense to Biotech Australia Pty. Limited, to make, use and sell plasminogen activator inhibitor, or PAI-2, protein in the United States using technology contained in Cistron's PAI-2 DNA patent. Cistron developed a PAI-2 assay, using Cistron's reagents, which Cistron
sold in North America until October 31, 1999.   Cistron discontinued
sales of the PAI-2 assay and sold its PAI-2 reagents to Abraxis LLC
under a letter of agreement dated December 1, 1999.   PAI-2 is a protein
synthesized by white blood cells, which act to inhibit plasmin.
Plasmin is an enzyme which dissolves blood clots, but which also
promotes tumor metastasis.   Thus, it is believed that PAI-2 could be
useful in treating cancer.

        Vaccine Adjuvants
        -----------------
        On October 30, 1998, Cistron and Aventis Pasteur entered into the Aventis Pasteur Option Agreement, pursuant to which Aventis Pasteur obtained a three-year option to acquire an exclusive license to use Cistron's IL-1 beta technology in the fields of therapeutic and
preventive vaccines.   Under the Aventis Pasteur Option Agreement,
Aventis Pasteur agreed to fund Cistron's vaccine adjuvant development
program over a three-year period for $900,000.   The Aventis Pasteur
Option Agreement contemplates that Aventis Pasteur will conduct its own pre-clinical and clinical work on the use of IL-1 beta as a vaccine adjuvant in the fields of preventive and therapeutic vaccines.

        On August 24, 2000, Aventis Pasteur and Cistron entered into a Waiver, Release and Termination Agreement, under which, among other things, the parties terminated the Collaboration and Option Agreement, including Aventis Pasteur's right to obtain exclusive licenses to IL-1 beta in the fields of therapeutic or preventive vaccines. In addition, Cistron relieved Aventis Pasteur of its obligation to pay $100,000 of research payments. Aventis Pasteur agreed to pay Cistron the remaining balance of the research payments as follows: $75,000 on or about October 1, 2000 but in no event later than October 4, 2000 and $125,000 on January 2, 2001. Aventis Pasteur is not required to make any payment in the event Cistron executes with a third party an option, license or other agreement providing rights to IL-1 beta as an adjuvant with human vaccines at any time prior to the applicable payment date. Cistron has no obligation to expend such research payments in any specific research.

        Cistron contracted with Duke University in September 1998 to test the adjuvant (boosting) effect of IL-1 beta with vaccines when given intra-nasally. Studies showed a good response with respect to antibody production. However, these studies indicated that at elevated levels
IL-1 beta produced toxic effects (weight loss and fever) in mice. Additional studies in mice and rabbits are being undertaken to determine the dose at which there is an adjuvant effect with no toxic effect.
The results of these studies showed a reduction in toxic effect when IL-
1 beta was given intranasally to rabbits.   Further studies were
initiated in Fiscal 1999 using a mutant form of IL-1 beta, the initial results of which were similar to those using the native form of IL-1 beta. All of the planned IL-1 beta and IL-1 beta mutant adjuvant studies have been completed. The last of these planned studies revealed once again that both forms of IL-1 beta show effective adjuvant activity. The future direction of this project is under consideration.

        Cistron also funded research at a medical college to carry out an animal study to determine if intra-tumor and near-tumor injections of
IL-1 beta would make the tumor more immunoreactive.   The results of
this study, which was carried out in mice showed a decrease of metastases to the lungs by cancer cells and an increase in survival time over the control group.

        Inhibitors of the Immune Response
        ---------------------------------
        Cistron is pursuing the inhibition of IL-1 beta by the use of its
monoclonal antibodies.   Outsourced initial studies, sponsored by
Cistron and employing human cartilage, have shown IL-1 beta activity can be significantly blocked in vitro using a monoclonal antibody to IL-1
beta.   Celltech's principal interest in the merger with Cistron is to gain access to the IL-1 beta Antibodies and to further the research and
development of an anti-IL-1 beta antibody.   Inhibitors of the immune
response have potential application in the treatment of arthritis, periodontal disease, severe allergies, other autoimmune diseases, septic shock and bleeding disorders although Cistron has not yet developed the related products.

        Arthritis. Because overproduction of IL-1 beta promotes the bone demineralization, cartilage degradation and joint inflammation associated with rheumatoid arthritis, compounds that inhibit IL-1 beta
may be useful in the treatment of these diseases.   The therapeutic
agents currently available for treatment of arthritis may have serious side effects that may limit their utility.

        Other Autoimmune Diseases. There are a number of other diseases in which, it is believed, the body's immune system reacts to the body's own tissue as if it were an antigen (foreign body) and mounts an immune
response against it.   Such diseases, termed autoimmune diseases,
include (in addition to rheumatoid arthritis) myasthenia gravis and
lupus.   Therapeutics developed from IL-1 beta inhibitors may be of use in treating these diseases.

        Severe Allergies. Persistent severe allergies, such as bronchial asthma, may be resistant to conventional therapy or require such high doses of antihistamines and/or corticosteroids as to burden patients with damaging side effects. Mutant forms of IL-1 beta or chemical inhibitors of the actions of IL-1 beta on T-lymphocytes may block the hyperimmune response that results in intractable allergic symptoms.

        Septic Shock. It is estimated that approximately 100,000 people die annually in the United States as the result of septicemia (commonly
referred to as septic shock).   Increased levels of cytokines,
especially IL-1 beta, TNF alpha, and Interleukin-6, have been indicated
as mediators of septic shock.   Neutralizing monoclonal antibodies or
inhibitors of IL-1 beta may prove useful, perhaps in conjunction with other therapeutics, in treating sepsis patients.

        Bleeding Disorders. Cistron's license from the Institutions includes an exclusive license to certain issued US patents and associated technology related to PAI-2 which may have clinical utility in treating some bleeding disorders or as an anti-inflammatory agent.

        Wound Healing. Cistron funded a pre-clinical animal study at a university to determine if IL-1 beta has an effect in wound healing. This was a small-scale project in which rats with surgical wounds were treated with liposomes or IL-1 beta encapsulated within the liposomes. Wounds that received IL-1 beta showed accelerated levels of healing as
compared to wounds receiving the liposomes alone.   Cistron then funded
a second pre-clinical animal study to further evaluate the role of IL-1
beta in wound healing.   This study revealed similar results as the
first but the results were not as significant as the first study when
compared with liposomes alone.   Also, in this study, a number of
different delivery vehicles were investigated.

        Leg Ulcers. Additionally, in May 1993, Cistron granted a sublicense to the PAI-2 DNA Patents to Biotech Australia Pty. Limited to make, use and sell PAI-2 protein for therapeutic applications. Cistron has been advised by Biotech Australia that it opened an Australian manufacturing facility in October 1994, concluded a preliminary safety study using PAI-2 to treat leg ulcers, initiated a 20 patient clinical trial on patients with leg ulcers, which was co-funded by the Australian government, and, to Cistron's knowledge, is currently in a 130-140 patient Phase II trial.

Licenses and Other Agreements
-----------------------------
        License from the Institutions. As noted above, Cistron has an exclusive worldwide license from the Institutions to make, use and sell, and sublicense to others products adapting the Licensed IL-1 beta
Patents and to make, use and sell related technology. Cistron was granted this license in return for funding the research and development resulting in the issuance of the Licensed IL-1 beta Patents to the Institutions. The term of the license, prior to the March 2000 amendment, was the life of the Licensed IL-1 beta Patents, with respect to the patents, and 17 years from the effective date of the agreement in the case of the related technology, in each case excluding any time required for pre-market clearance that may be required by a US regulatory agency. Cistron has agreed to pay the Institutions a royalty on IL-1 beta sales using the Licensed IL-1 beta Patents.

        Prior to March 2000, if Cistron entered into a joint venture with another company to commercialize IL-1 beta, Cistron would have been required to pay a royalty to the Institutions on sales to the joint
venture partner and royalties received from such partner.   If Cistron
entered into sublicense arrangements with other companies that were not joint ventures, Cistron would have been required to pay to the Institutions a royalty of 50% of royalties received from the sublicensee.

        On March 21, 2000, Cistron and the Institutions amended the license agreement, which is referred to as the Amended License Agreement.
Under the Amended License Agreement, among other things, the parties reduced the royalty rate payable by Cistron to the Institutions from 7%
to 3% (or 1.5% if a product is sold under a sublicensing arrangement) on
sales of licensed products, except as otherwise provided below.   The
Amended License Agreement modifies the former term of the license so that the current term is for the life of the Licensed IL-1 beta Patents.

        The Amended License Agreement provides that Cistron will continue to pay the Institutions 50% of any royalties that Cistron receives with respect to pre-existing sublicensing arrangements for sales of certain licensed products.

        The parties to the Amended License Agreement have consented to the proposed merger with Celltech Group plc described below.

        Execution and delivery of the Amended License Agreement was a condition to Celltech's obligations to consummate the merger.

        Cistron has been involved in litigation and a patent interference proceeding in order to protect its rights to the IL-1 beta Patents from
infringement.   See "Patent Protection".

        R&D Systems. Cistron entered into an agreement with R&D Systems under which Cistron granted R&D Systems an exclusive license to produce and sell IL-1 beta Antibodies and Assays and a non-exclusive sublicense to manufacture and sell IL-1 beta protein to the research market and
sold the IL-1 beta and ICE product lines to R&D Systems.   The agreement
was reached in February 1999, and March 1999 was the last month in which Cistron sold IL-1 beta research market products. Under the terms of the agreement, R&D Systems is obligated to pay royalties to Cistron, which Cistron must share with the Institutions, for the sale of any IL-1 beta related products. Cistron has retained all rights to therapeutic and diagnostic applications and is devoting its efforts toward research and development in the area of therapeutics.

        Duke University. In September 1998, Cistron entered into a sponsored research agreement with Duke University under which Duke agreed to perform research to determine the safety and efficacy of IL-1 beta as a vaccine adjuvant by way of intranasal administration in mice
utilizing tetanus toxoid and Streptococcus pneumoniae antigen.   In
consideration for Duke performing the research, Cistron agreed to pay for all direct and indirect costs incurred by Duke, up to $78,543. The parties agreed that the research would be conducted during an eight-month period, and that the agreement would be renewable for additional terms.

        In December 1998, the agreement was amended to extend the research
period to June 1999.   In March 1999, the agreement was further amended
to (1) extend the research period through December 31, 1999 and (2) commission Duke to perform a dosing study to determine the safety and efficacy of IL-1 beta as a vaccine adjuvant by way of intranasal and
subcutaneous administration in rabbits utilizing tetanus toxoid.   In
September 1999, the agreement was again amended to (1) extend the term of the agreement through March 31, 2000 and (2) commission Duke to perform another dosing study to determine the safety and efficacy of IL-
1 beta and an IL-1 beta mutant as a vaccine adjuvant by way of intranasal and subcutaneous administration in rabbits utilizing tetanus toxoid. Under this amendment Cistron agreed to pay Duke compensation of
$20,719.   In March 2000, the agreement was amended to extend the terms of the agreement through July 31, 2000. Currently, the research, as amended has been completed and upon receipt of the two final reports the compensation of $20,719 and the final payment of the Sponsored Research Agreement in the amount of $26,181 will be satisfied.

        The sponsored research agreement may be terminated by either Cistron or Duke upon the other party's breach which is not cured within
30 days after notice of that breach is given.   The terms of the
agreement also require that all confidential information provided by one party to the other be kept confidential for the term of the agreement and three years thereafter.

        In August 1999, Cistron entered into a license agreement with Duke under which Cistron was granted an exclusive right to commercialize the intranasally administered adjuvants formulated with IL-1 beta under patents owned by Cistron and Duke or by Duke alone. Cistron was also granted the right to sublicense the rights under the license agreement to third parties. Cistron paid Duke a royalty of $100,000 in consideration for the license. Cistron also has agreed to pay Duke additional royalties based upon achievement of various milestones related to the patents.

        Cistron has notified Duke with respect to the termination of the Aventis Pasteur Option Agreement. Under the license agreement, Cistron is required to deliver, within six months of the termination of the Aventis Pasteur Option Agreement, a plan reasonably acceptable to Duke which sets forth the manner in which Cistron will develop those products without Aventis Pasteur. No such plan has been delivered to Duke. Duke has the right to terminate the license agreement or convert the agreement to a non-exclusive license if the development plan is not submitted within the six-month period or is not reasonable acceptable to Duke or if Cistron otherwise fails to meet certain commercialization
milestones.   Except as described above, the license agreement
terminates once the last of the licensed patents expires or when Cistron gives three months prior notice to Duke, unless there has been a breach of the agreement.

        Other. In March 1996, Cistron entered into a non-exclusive license with another company under which Cistron used that company's reagents to develop an assay to measure ICE which Cistron sold to the research market worldwide and on which royalties were paid, based on sales, to
the licensor.    Under an exclusive license granted to R&D Systems by
Cistron in the year ended June 30, 1999, provisions were made to allow
R&D Systems to manufacture and sell ICE products to the research market.

        Cistron's ability to manufacture the TNF alpha assays was derived from its exclusive worldwide license from Rijksuniversiteit of Limburg (Holland), under which the university supplied Cistron with TNF alpha
antibodies owned by the university.   Cistron paid this university a
royalty on sales of such products.   Cistron, at its sole discretion,
had the right to expand its rights to use these antibodies in clinical diagnostic kits upon the payment of a fee to Rijksuniversiteit of
Limburg.   During the year ended June 30, 1999, the license was extended for an additional three-year period under the same terms and conditions to September 2001. In November 1999, in light of Cistron's decision to exit the research products market, this license agreement was terminated.

        Cistron's license from the Institutions also includes an exclusive license to certain issued US patents and associated technology relating to PAI-2 which may have clinical utility in treating cancer, some
bleeding disorders and wound healing.   As previously discussed, Cistron
entered into the license agreement with Biotech Australia in May 1993. Cistron developed a PAI-2 assay, using Cistron's reagents, which Cistron sold in North America until October 31, 1999.

Patent Protection
-----------------
        Cistron investigators, both at universities and in-house, seek patent protection for technology when deemed appropriate and have filed applications for US and foreign patents relating to several different products and processes. Between 1988 and 1997, seven patents containing claims directed to various aspects of human IL-1 beta technology and one directed to the PAI-2 DNA were issued to the Institutions, from
which Cistron received an exclusive worldwide license.   The European
equivalent patent was issued in December 1993 and the Japanese
equivalent in 1997.   In December 1995, a US patent related to Cistron's
IL-1 beta Assay was issued to Cistron.   In addition to the issued IL-1
beta Patents, a number of applications of the Institutions and Cistron are pending in the United States and foreign countries covering certain IL-1 beta uses, IL-1 beta mutants, IL-1 beta Antibodies, and additional claims for the IL-1 beta Assay as well as applications for the use of IL-1 beta as an adjuvant. Cistron was assigned rights to certain issued IL-1 beta US Patents of Immunex Corporation as part of a litigation
settlement, which is described below.   There can be no assurance that
the pending applications will result in the issuance of any patents or that the patents issued to date or any future patents issued will provide substantial protection or be of commercial benefit to Cistron or to licensees of the technology. Cistron is relying upon trade secrets, unpatented proprietary know-how and continuing technological innovation
to develop its competitive position.   However, there can be no
assurance that others may not acquire or independently develop similar
technology.   In December 1991, Cistron, together with the Institutions, filed suit in the US District Court for the district of New Jersey against PeproTech alleging infringement of the Institutions' patent covering the production of recombinant IL-1 beta, to which Cistron holds an exclusive license. In March 1997, Cistron and PeproTech settled all
outstanding litigation.   Under the settlement, PeproTech paid Cistron
$718,000 (one-half of which Cistron then paid to the Institutions) for
license fees and other expenses.   Cistron and PeproTech both withdrew
their motions for appeal. Currently, PeproTech is obligated to pay future royalties, which Cistron must share with the Institutions and R&D Systems.

        In January 1992, Cistron was notified by the Institutions that the US Patent and Trademark Office had declared an interference between a pending application owned by the Institutions and licensed to Cistron
and a pending application owned by Immunex Corporation.   The subject
matter of the interference, as defined by the Patent Office, is "a
substantially pure IL-1 beta protein".   In October 1993, Cistron was
notified that the Patent Office Board of Appeals and Interferences had entered a judgment of "no interference in fact" in the interference declared in January 1992 between pending patent claims licensed to
Cistron by the Institutions and pending patent claims of Immunex
Corporation.   The pending claims were referred back to the original
examiners for further review.   Claims in the application owned by the
Institutions and licensed to Cistron that was the subject of the interference were allowed and issued as US Patent No. 5,510,462 in April 1996.

        On September 28, 1993, Cistron filed suit in the US District Court for the District of New Jersey, against Immunex Corporation alleging misappropriation of trade secrets related to IL-1 beta and seeking
damages.   As part of the settlement of Cistron's litigation against
Immunex, Immunex assigned US Patent No. 5,484.887, which we refer to as the `887 patent, to Cistron.

        The `887 patent includes claims to purified, mature human IL-1 beta
protein (claims 8-12).   In March 1996, prior to the assignment to
Cistron, a request for reexamination of the `887 patent was filed in the
US Patent and Trademark Office, or PTO.   An order granting the request
for reexamination of the `887 patent was issued by the PTO in May 1996.
Due to the subsequent assignment to Cistron of the `887 patent, the burden of defending it in the reexamination proceeding falls to Cistron.

        The reexamination proceeding at the PTO is ongoing.   At present,
claims 8-12 stand rejected over scientific literature, principally representing prior art considered previously, by the PTO, during primary
examination.   Cistron has pursued petitions and an appeal in an effort
to have the rejection withdrawn.   While these efforts have thus far
been unsuccessful, on March 21, 2000, the PTO's Board of Patent Appeals and Interferences remanded the case to the examiner for reconsideration of the propriety of the merits of the rejection and reconsideration of whether the reexamination was properly granted in the first place.

        In November 1996, Cistron and Immunex Corporation agreed to settle all Cistron's claims against Immunex Corporation and two former Immunex
Corporation officers.   Under the terms of settlement, Immunex
Corporation agreed to pay Cistron an aggregate of $21 million ($11 million November 1996, $3 million per year in November 1997, 1998, and 1999, and $1 million in November 2000) and to assign certain IL-1 beta
Patents to Cistron.   Immunex Corporation paid Cistron the installments
due in November 1996, 1997, 1998 and 1999.

Government Regulation
---------------------

        The FDA has established mandatory procedures and safety standards, which apply to the clinical testing, manufacture and marketing of
pharmaceutical products.   The process of obtaining FDA approval for a
new therapeutic drug may take years and often involves the expenditure
of substantial resources.   These substantial regulations are described
in detail in "Government Regulation".

        The manufacture and marketing of in vitro diagnostic products are subject to less rigorous regulations than those covering
pharmaceuticals.   In the United States, many diagnostic products may be
submitted to the FDA for approval under a 510(k) application. This application must contain information which establishes that the product in question is "substantially equivalent" to similar diagnostic products
already in general use.   The FDA has 90 days within which to respond to
such application. Failure to obtain acceptance under the 510(k) application process would require an approval process involving lengthy and detailed laboratory and clinical testing, other costly and time-consuming procedures and extensive delays.

        The manufacture, marketing and sale of the products sold by Cistron to the research market are not subject to FDA regulatory approval.

        Until September 1999, Cistron's business was subject to regulation under the Occupational Safety and Health Act, the Environmental
Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act. Since the downsizing and elimination of all in-house manufacturing and research and development, Cistron has cancelled all of its licenses and permits in respect of the agencies that oversee compliance with the
aforementioned regulations.   Cistron subsequently retained an
independent agency to assess its facility and the agency found that Cistron's facility had no potential areas of environmental concern (AOC) as a result of their assessment.

        Cistron discontinued all research activities in September 1999 and it believes that until that time it complied with the National
Institutes of Health guidelines for recombinant DNA research.

Competition
-----------
        Many companies, including large pharmaceutical and biotechnology firms with financial resources and research, development and marketing staffs and facilities substantially greater than those of Cistron, are engaged in researching and developing products similar to those under
development by Cistron.   The industry is characterized by rapid
technological advances and competitors may develop comparable products more rapidly and/or effectively than those under development by Cistron. There can be no assurance that there will not be technological developments or break-throughs in the industry by others that would significantly reduce the competitiveness of Cistron's products.
Several companies have introduced IL-1 beta products to the research market in competition to those of Cistron. Cistron has notified others engaged in the development of IL-1 beta products of Cistron's rights under the IL-1 beta Patents.

Manufacturing
-------------
        Cistron has outsourced all of its manufacturing and research and development efforts.

Employees
---------
        Cistron has one full-time employee, an administrative assistant to the Chief Executive Officer. The Chief Executive Officer is a part-time employee. Other services are outsourced as needed.

Item 2. Properties.
        -----------
        Cistron rents on a month-to-month basis at a monthly rate of $1,250 approximately 450 square feet of corporate office space in Parsippany, New Jersey.

Item 3. Legal Proceedings.
        -----------------
	See Item 1 - Business - Patent Protection.

        On August 1, 1997, Cistron filed suit in the Circuit Court of Fairfax County (Virginia) against Rebuild, L.L.C. and against Henry Grausz, M.D., Cistron's former chairman, to collect $230,000 (plus interest and attorney's fees) loaned to Rebuild under a short-term note,
originally due May 15, 1997.   The loan was personally and
unconditionally guaranteed by Dr. Grausz who is a member of Rebuild.
On October 10, 1997, judgment was entered in favor of Cistron in the Circuit Court of Fairfax County (Virginia) against Rebuild and Henry
Grausz.   The judgment was for $230,000 loan principal plus interest and
attorneys' fees.   In December 1997, Dr. Grausz filed a petition under
Chapter 11 of the Federal Bankruptcy Code.   Cistron is an unsecured
creditor as to the judgment against Dr. Grausz entered in favor of Cistron in October 1997.

        On May 5, 2000, the bankruptcy estate elected to exercise an option granted to Dr. Grausz in 1990 for 259,587 shares of the Company's Common Stock. The Company has rejected this attempt to exercise Dr. Grausz' option and made a supplemental assertion of its right of offset regarding the above-mentioned judgment.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------
        Not applicable

                                PART II
                                -------

Item 5. Market for the Registrant's Securities and Related Stockholder Matters.
        ----------------------------------------------------------------------
	The Company's Common Stock, par value $.01 per share (the "Common Stock") is traded in the over-the-counter market through the National Association of Securities Dealers' Non-NASDAQ OTC Electronic Bulletin
Board under the symbol "CIST".   The following table sets forth the high
and low closing bid prices for the Common Stock, as reported by the
National Quotation Bureau, Inc., for each calendar quarter during the
period from July 1, 1998.   The prices reflect inter-dealer quotations
without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                    High     Low
Fiscal Year 1999                                   -----    -----
----------------
First Quarter  (July 1998 - Sept. 1998).........   $ .42    $ .23
Second Quarter (Oct.  1998 - Dec.  1998)........     .29      .20
Third Quarter  (Jan.  1999 - March 1999)........     .26      .19
Fourth Quarter (April 1999 - June 1999).........     .35      .20

Fiscal Year 2000
----------------
First Quarter  (July 1999 - Sept.  1999)........   $ .35    $ .28
Second Quarter (Oct.  1999 - Dec.  1999)........     .33      .26
Third Quarter  (Jan.  2000 - March 2000)........     .76      .29
Fourth Quarter (April 2000 - June 2000).........     .63      .40

Fiscal Year 2001
----------------
First Quarter (July 2000 - August 9, 2000)......    $ .53   $ .42

        On August 9, 2000, there were approximately 704 holders of the Common Stock, excluding beneficial holders registered in nominee or street name and the closing bid and asked prices for the Common Stock were $0.53 and $0.55, respectively.

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

        As part of the Waiver, Release and Termination Agreement dated as of August 24, 2000, between Cistron and Aventis Pasteur, Aventis Pasteur surrendered to Cistron its warrant to purchase 666,667 shares of Cistron Common Stock at $0.25 per share.

Item 6. Selected Financial Data.
        -----------------------
	The following selected financial data are derived from the Company's financial statements and should be read in conjunction with and are qualified in their entirety by the financial statements, related notes and other financial information included elsewhere in this report.

Summary of Operations:
                                             ------------------------------------------------------------------------
                                                   1996           1997          1998          1999           2000
                                             ------------   ------------  ------------  -------------     -----------
Statement of Operations:
Sales....................................... $    562,161   $    620,180  $    555,205  $     336,752   $     52,690
Cost of Sales...............................      320,429        320,749       309,678        212,648        142,417
                                              -----------    -----------   -----------   ------------    -----------
Gross Profits(loss).........................      241,732        299,431       245,527        124,104        (89,727)

Other income - net:
 Litigation settlement, net.................            -     14,684,206             -              -              -
 License fee and funded research............      405,000        405,419       205,000        927,500        382,376
Expenses:
 Research and development...................      111,515        177,663       547,565        451,439        168,547
 Administrative & marketing.................    1,473,523      1,394,377     1,045,820        983,642      1,285,378
 Occupancy..................................      194,779        210,516       198,515        194,610        103,547
 Employee severance.........................            -              -             -        369,762              -
                                              -----------    -----------   -----------   ------------    -----------
Total expenses..............................    1,779,817      1,782,556     1,791,900      1,999,453      1,557,472

Operating income (loss).....................   (1,133,085)    13,606,500    (1,341,373)      (947,849)    (1,264,823)
Interest income - net.......................       26,919        230,744       572,865        379,372        399,128
Other (expense) - net.......................            -              -             -              -         17,620
                                              -----------    -----------   -----------   ------------    -----------
Net income (loss) before income taxes.......   (1,106,166)    13,837,244      (768,508)      (568,477)      (848,076)
Income taxes................................            -      1,491,290      (292,029)      (291,313)       (19,950)
Net income (loss)........................... $ (1,106,166)  $ 12,345,954  $   (476,479)  $   (277,164)  $   (828,126)
                                              ===========    ===========   ===========    ===========    ===========
Per Share:
 Earnings (loss) - basic.................... $      (0.04)  $       0.46  $      (0.02)  $      (0.01)  $      (0.04)
 Earnings (loss) - diluted.................. $      (0.04)  $       0.42  $      (0.02)  $      (0.01)  $      (0.04)

Weighted average number of shares - basic...   26,882,990     26,884,990    24,955,077     23,962,074     20,612,481
Weighted average number of shares - diluted.   26,882,990     29,057,731    24,955,077     23,962,074     20,612,481


Balance Sheet Data (at end of period):
                                             ------------------------------------------------------------------------
                                                   1996           1997         1998           1999           2000
                                             ------------   ------------  ------------   ------------   -------------
Cash and equivalents........................ $    359,600   $  6,368,228  $  5,832,031   $  8,760,916   $  9,095,618
Current assets..............................      601,986      9,428,290     9,207,222     12,102,136     10,076,918
Property and equipment (1)..................        6,006         31,284        26,218         25,364              -
Total assets................................      659,799     15,757,861    12,999,481     13,102,797     10,076,918
Total liabilities...........................    1,260,400      4,012,154    2,057,024       1,506,416        561,782
Shareholders' equity (deficiency) (2).......     (600,601)    11,745,707   10,942,457      11,596,381      9,515,136
Working capital.............................       89,224      7,807,206    8,052,372      10,866,516      9,515,136

(1) Net of depreciation.
(2) Net of deficit accumulated during development stage.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ---------------------------------------------------------------
        Certain statements in this discussion and analysis constitute forward-looking statements, are not historical facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected. Such risks and uncertainties include but are not limited to: (i) general economic conditions; (ii) conditions specific to the biotechnology industry; (iii) the Company's ability to develop or acquire new technology or products through licensing, merger or acquisition and to obtain regulatory approval to commercialize diagnostic or therapeutic products; (iv) the effectiveness and ultimate market acceptance of any such products; (v) limitations on third party reimbursements with respect to any such products; (vi) competition; and
(vii) the failure to consummate the merger between the Company and Celltech Group, plc, discussed below. The Company does not undertake to update or revise any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

        During Fiscal Year 2000, the company outsourced all of its direct manufacturing and research and development efforts, terminated its facility lease and relocated its executive office to a smaller facility nearby.

	Recent Developments
        -------------------

Termination of Aventis Pasteur Option Agreement
-----------------------------------------------
        On August 24, 2000, Aventis Pasteur and Cistron entered into a Waiver, Release and Termination Agreement, under which, among other things:

        - The parties terminated the Collaboration and Option Agreement, including Aventis Pasteur's right to obtain exclusive licenses to IL-1 beta in the fields of therapeutic or preventive vaccines;

        - Aventis Pasteur surrendered the Aventis Warrant;

        - Cistron relieved Aventis Pasteur of its obligations to pay $100,000 in research funding. Aventis Pasteur agreed to pay Cistron the remaining balance of the research payments as follows: $75,000 on or about October 1, 2000 but in no event later than October 4, 2000 and $125,000 on January 2, 2001. Aventis Pasteur is not required to make any payment in the event Cistron executes with a third party an option, license or other agreement providing rights to IL-1 beta as an adjuvant with human vaccines at any time prior to the applicable payment date.

        Cistron has no obligation to expend such research payments in any specific research.

Merger Agreement with Celltech Group plc
----------------------------------------
        On March 21, 2000, the Company and Celltech Group plc ("Celltech") entered into an Agreement and Plan of Merger under which the Company will become a wholly owned subsidiary of Celltech. On August 31, 2000, Celltech and Cistron amended the Agreement and Plan of Merger (as amended, the "Merger Agreement") to reflect the termination of the Collaboration and Option Agreement between the Company and Aventis Pasteur. The Merger is intended to qualify as a tax-free reorganization.

        Holders of the outstanding shares of Common Stock will receive from Celltech at the effective time of the Merger (i) the sum of $7,750,000 and the amount of the Company's net current assets as set forth on the Company's balance sheet as of the closing date and (ii) $1,000,000 which will be held in escrow following the effective time of the Merger and released as of December 31, 2000 (net of deductions for uncollected receivables and certain other expenses, if any) to the former holders of Common Stock. Based on current estimates of the Company's net current assets, holders of shares of Common Stock will receive approximately $18.17 million in exchange for Company Common Stock in the Merger. The purchase price of approximately $18.17 million, payable to the Company's stockholders in Celltech American Depository Shares ("ADSs"), is based on the price of the ADSs for the five-day trailing average of Celltech ADSs through March 20, 2000. The price of the ADSs for this period was $40.89.

        Prior to the August 2000 amendment to the Merger Agreement, holders of Common Stock also would have been entitled to receive up to $3.5 million in cash and $3.5 million in Celltech ADSs, net of expenses and taxes, in the event that Aventis Pasteur exercised the options previously granted by the Company to acquire exclusive licenses to use the Company's IL-1 beta technology in developing preventive and therapeutic vaccines (the "Aventis Pasteur Option"). The August 2000 amendment to the Merger Agreement eliminated the contingent merger consideration. It also gives Cistron stockholders the full value of the payment being made by Aventis Pasteur in July 2000 and to be made in October 2000 (subject to Cistron's timely receipt of same) and January 2001 in calculating the net current assets of Cistron at closing, given Cistron no longer has any obligation to expend those funds for research.

        This Merger is subject to various conditions, including approval by appropriate governmental agencies and the Company's stockholders. The Company may not succeed in consummating the Merger.

Amendment to the License Agreement with the "Institutions"
----------------------------------------------------------
        On March 21, 2000, to satisfy a condition to Celltech's obligation to consummate the Merger, the Company and the Massachusetts Institute of Technology, New England Medical Center Hospitals, Inc., Trustees of
Tufts College, Tufts University School of Medicine and Wellesley College (collectively, the "Institutions") amended the license agreement
("Amended License Agreement") that the parties first entered into on December 2, 1983 and which grants the Company an exclusive license to the IL-1 beta patents owned by the Institutions. Under the Amended License Agreement, among other things, the parties reduced the royalty rate payable by the Company to Licensors from 7% to 3% (or 1.5% if a product is sold under a sublicensing arrangement) on sales of certain licensed products.

Amendment to the eMedsecurities Agreement
-----------------------------------------
	In connection with the Merger and when it is effective, eMedsecurities, the Company's former financial advisor, will receive a fee of $700,000, of which $100,000 was paid at the signing of the Merger Agreement with Celltech and is non-refundable. As a condition for Cistron to consummate the Merger with Celltech, Cistron must receive a waiver and release from eMedsecurities as to its engagement as Cistron's former financial advisor and compensation pursuant thereto. Robert Naismith, Ph.D., a director of the Company, is the Chairman of eMedsecurities.

        Results of Operations
        ---------------------
        Cistron historically sold its products to the research market but
did not generate any significant revenues therefrom.   Cistron
discontinued the direct sale of its products as of October 31, 1999.

        Cistron believes it is a development stage enterprise because
planned principal operations have not yet commenced.   Cistron's planned
principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of Cistron's products by the FDA. At June 30, 2000, no such product candidate had been submitted to the FDA for approval and none is anticipated to be submitted for several years, if at all.

        In addition, Cistron continues to devote most of its efforts to activities such as research and development, financial planning and developing markets, which are typical activities for a development stage
enterprise.   For example, Cistron has expended funds relating to its
vaccine adjuvant program.   Also, from September 1998 to December 1999,
Cistron engaged the services of eMedsecurities, whose Chairman and CEO, Robert Naismith, Ph. D., is also a member of Cistron's Board of Directors, to act as Cistron's financial advisor as to corporate
strategic and financial initiatives.   Accordingly, as Cistron has not
yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No. 7, Cistron believes that it continues to be in the development stage.

        Cistron has outsourced all of its manufacturing and research and
development efforts.   Cistron terminated its lease agreement for office
and production space and temporarily shared with the new tenant office
space in the formerly leased facility.   The lease change coincided with
an employee reduction in force and all but two of the Cistron employees
have been terminated.   On May 15, 2000, Cistron relocated its offices
to a smaller facility in Parsippany, NJ where it can oversee its research and development programs and pursue its strategic objectives.

        Fiscal 2000 and Fiscal 1999
        ---------------------------
        Sales decreased $284,062 (84%) in Fiscal 2000 as compared to sales in Fiscal 1999 as a result of the Company's decision to sell its line of cytokine research products to R&D Systems and Abraxis and to terminate all production and sale of its product line as of October 31, 1999.
Cost of sales decreased $70,231 (33%) due to the lower sales volume partially offset by expenses of plant shutdown.

        In Fiscal 2000 and Fiscal 1999, the Company received $300,000 and $225,000, respectively, of non-refundable research funding under the Collaboration and Option Agreement with Aventis Pasteur before reduction for fees due BlueStone. The research funding and license fees were recorded as other income in both Fiscal 2000 and 1999.

        Operating expenses decreased $441,981 (22%) in Fiscal 2000 from the prior year. Research expenses decreased $292,118 (65%) due to lower external research program funding and lower research consulting
expenses.   Administrative and marketing expenses increased $301,736
(31%) due to higher merger-related consulting and legal
expenses offset, in part, by lower salary expenses. Occupancy expenses decreased $91,063 (47%) due to termination of lease and renting on a month-to-month basis at a substantially lower cost, offset, in part, by
relocation expenses.   Severance expense decreased by $369,762 (100%)
due to the provision in Fiscal 1999 for the termination of all employees.

        Interest income increased $19,756 due primarily to higher investment fund levels and higher rates of interest realized.

        Fiscal 1999 and Fiscal 1998
        ---------------------------
        Sales decreased $218,453 (39%) in Fiscal 1999 as the result of lower sales of bulk cytokine assay components offset, in part, by
increased sales of bulk cytokine proteins.   In Fiscal 1998 a
significant customer was lost but replaced by a comparable customer in
Fiscal 1999.   However, throughout Fiscal 1999, the Company was de-
emphasizing its research product sales efforts and subsequently, in February 1999, the Company granted R&D Systems an exclusive license to manufacture and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market and sold the IL-1 beta and ICE product lines to R&D Systems. Research product sales by the Company will be insignificant going forward. Domestic sales accounted for approximately 66% of the Company's Fiscal 1999 sales and 67% of Fiscal 1998 sales while exports accounted for approximately 34% of Fiscal 1999 sales and 33% of Fiscal 1998 sales.

        Cost of sales decreased $97,030 (31%) due to the lower sales volume and lower manufacturing salary and materials expenses. Since the agreement with R&D Systems, manufacturing personnel have been
transferred to the R&D department.   The gross profit margin decreased
to 37% in Fiscal 1999 from 44% in Fiscal 1998.

        In Fiscal 1999, the Company received $225,000, before reduction for fees due BlueStone, of non-refundable research funding under the Collaboration and Option Agreement with Aventis Pasteur and $750,000 of license fees from the agreement with R&D Systems also before reduction for fees due eMedsecurities. In Fiscal 1998, the Company received
$200,000 of funded research and development fees, which concluded the funding pursuant to the Research and Development Agreement between the Company and R&D Systems, under which R&D Systems was obligated to make
10 quarterly payments of $100,000 each to the Company. The Company in its sole discretion determined the timing and amount of research and development expenditures from the ten, $100,000 quarterly funded research payments it received from R&D Systems. The Company had no obligation to repay any of the funds, whether or not the Company expended such funds. The research funding and license fees were recorded as other income in Fiscal 1999 and 1998, respectively.

        Operating expenses increased $207,553 (12%) in Fiscal 1999 from the prior year. Research expenses decreased $96,126 (18%) due to lower external research program funding and lower research consulting expenses offset, in part, by higher research salary expenses as the result of
manufacturing personnel being re-assigned to research.   Administrative
and marketing expenses decreased $62,178 (6%) due to lower salary, consulting, advertising and printing expenses offset, in part, by higher
legal and accounting expenses.   Occupancy expenses were essentially
unchanged.   During Fiscal 1999, the Company incident to an anticipated reduction of operations, entered into severance agreements with its
employees.   The amount of related severance expense is $369,762.   No
severance expense was incurred in the prior fiscal year.

        Interest income decreased $193,493 due to a reduction of net interest income recognized on accounts receivable-other, accounts payable-other and other non-current liabilities to reflect the change in their present value.

Liquidity and Capital Resources
-------------------------------
	At June 30, 2000, the Company had current assets of $10,076,918,
including cash and equivalents of $9,095,618.   The Company incurred
operating losses in fiscals 1999 and 2000.   There can be no assurance
that operations will return to profitability.

	There were no capital expenditure commitments outstanding at June
30, 2000.

	Under the terms of the settlement agreement with Immunex, the Company has received $20 million and will receive $1 million in Fiscal 2001. From this aggregate $21 million settlement, the Company is obligated to make payments to counsel and the Institutions. The net amount of the Fiscal 2000 payment retained by the Company will be approximately $640,000.

Impact of Inflation
-------------------
	For the Company's three most recent fiscal years, inflation and changing prices have had no material impact on the Company's sales, revenues or income from continuing operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
         ----------------------------------------------------------
         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its normal investing
funding activities.   Additionally, the Company does not have any
interest bearing debt, and invests available cash in short-term cash
equivalent items (money market funds).   The Company's overall interest
rate exposure as of and during the year ended June 30, 2000 would not be materially affected by a near-term change in interest rates.

	For quantitative disclosure regarding the Company's derivative instruments see Note 12 to the Financial Statements.

Item 8. Financial Statements and Supplementary Data.
        -------------------------------------------
        The response to this Item is submitted in a separate section of this Report starting on page F-1.

Item 9. Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure.
        ---------------------------------------------
	Not applicable.


                                PART III
                                --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------
	The following table sets forth each current Director and executive officer of the Company, together with his age and office held:

Name                               Age          Office
----                               ---          ------
Isidore S. Edelman, M.D.           80           Chairman, Chief Executive
                                                Officer, and Director

Jonathan E. Rothschild             46           Chief Financial Officer
                                                and Director

Franklin J. Iris                   70           Director

Frank G. Stout                     51           Director

Robert W. Naismith, Ph.D.          55           Director

	Isidore S. Edelman, M.D. is co-founder of the Company and has been a director since its inception with the exception of the period
June 30, 1998 through May 5, 1999.   Dr. Edelman was appointed as
Chairman of the Company and Chief Executive officer as of January 1, 2000. Dr. Edelman holds degrees from Indiana University (B.A.) and
Indiana University School of Medicine (M.D.).   From June 1978 to June
2000, Dr. Edelman was the Robert Wood Johnson, Jr. Professor of Biochemistry, director of Columbia University's Genome Center and former Chairman of the Department of Biochemistry and Molecular Biophysics,
College of Physicians and Surgeons, Columbia University.   Prior to
joining the faculty of Columbia University, Dr. Edelman was the Samuel Neider Research Professor of Medicine and Professor of Biophysics at the
University of California School of Medicine in San Francisco.   Dr.
Edelman is a member of the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences and the American Academy of Arts and Sciences.

	Franklin J. Iris was appointed as Chairman of the Company in May 1999 and Chief Executive Officer and Chief Financial Officer in June
1999 and has been a director since July 1998.   Mr. Iris resigned as
Chairman and Chief Executive Officer as of December 31, 1999 but remains
a director of the Company.   Mr. Iris has over 25 years of experience as
an executive and consultant in the health care industry.   He is founder
(1985) and principal of Iris & Associates, an investment consulting and
acquisition services firm.   He also serves as a director of several
health care companies, including Photon Technology, Cytyc Corporation
and Affiliated Physicians Network.   Mr. Iris was previously president
of the Laboratory Group and a corporate vice president with Becton Dickinson and Company.

        Frank G. Stout served as the Vice President-Research Administration of New England Medical Center Hospitals, Inc. (Tufts University) from
1983 to 2000. Mr. Stout resigned his position at New England Medical Center Hospitals effective September 1, 2000 and on September 5, 2000 will assume the position of Vice President of Research Administration at Emory University. Mr. Stout served as the Institutions representative on the Cistron Board of Directors from February 1990 to July 2000 but
remains a director of the Company.   Prior to 1983, Mr. Stout was
Assistant Director of Research Administration of the Center for the
Advancement of Research and Biotechnology.   Mr. Stout received his
B.Sc. in Biology from the University of South Dakota and his MPH in Health Administration from the Tulane Medical Center.

        Robert W. Naismith, Ph.D. was elected a director in January 1998. Since July 1998, Dr. Naismith has been Chairman and CEO of eMedsecurities, an investment banking firm focused on healthcare and the life sciences industry and the Company's investment banker from October
1998 to December 1999.   From October 1996 to April 1998, he was
Managing Director of Healthcare at BlueStone Capital Partners, L.P.
Dr. Naismith serves as a director or trustee of several private and public companies and was a co-founder and held senior management positions in private and public companies during his over two decades in
the biotech/pharmaceutical/medical device industry.   Organizations for
which Dr. Naismith serves as a director or trustee are Penn Security
Bank and Trust Company, Marion Nichols Corporation, Pennsylvania
Regional Tissue Bank, International Institute for the Advancement of
Medicine, and the William Harvey Research Foundation.   He holds a Ph.D.
in Genetics and maintains academic appointments at three universities.

        Jonathan E. Rothschild, a shareholder of the Company, was appointed Chief Financial Officer as of January 1, 2000 and a director since May 1999. Since 1981, Mr. Rothschild has been President of Arterio, Inc. a company that distributes nutritional supplements to health professionals and since 1993, is also President of JMJ Foods and Seasonings, Colburn's
North Village Store.   From 1981-1985, Mr. Rothschild served as a
consultant to Creative Biomedical Communications. Mr. Rothschild holds his M.A. from San Francisco State University and a B.A. from Cook
College, Rutgers University.

        All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors and subject to
rights, if any, under contracts of employment.   As part of the
Company's Chapter 11 settlement agreement, the Institutions have the right to designate one individual nominated by management to the Board
of Directors.   From February 1990 to July 2000, Mr. Frank G. Stout
served as the Institutions' designee on the Company's Board of Directors. Mr. Stout resigned this position but remains a director of the Company. If Cistron is consolidated, merged or acquired by a third party whose primary products and/or interest is in areas other than IL-1, its variants, derivatives or applications, Cistron will no longer be obligated to appoint such a representative and the representative of the Institutions then acting as a Director of Cistron will resign.

                   ___________________________________

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------
        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Cistron's directors and executive officers, and certain persons who own more than 10% of the outstanding Common Stock, to file with the SEC and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of Common Stock ("Section 16(a)Reports").

        Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Cistron with copies of all
Section 16(a) Reports they file. During Fiscal 2000, Celltech Group plc and CGP Acquisition Corp., each of which are deemed to beneficially own more than 10% of the outstanding Common Stock, failed to timely file
Section 16(a)Reports with respect to the Common Stock beneficially owned as a result of such persons entering into voting agreements with each of Cistron's directors. Those Section 16(a) Reports have been subsequently filed. To Cistron's knowledge, all directors and officers complied with all applicable filing requirements under Section 16(a) of the Exchange Act with respect to their beneficial ownership of Common Stock during Fiscal 2000.

Item 11. Executive Compensation
         ----------------------
         The following table sets forth a summary of the compensation earned, in each of the last three fiscal years, for each Chief Executive Officer and the only other full time executive officer during the current fiscal year.

                         SUMMARY COMPENSATION TABLE
===============================================================================
                                                  Long-Term
                                                  Compensation
                                                  -----------------------------
                                    Annual
                                    Compensation    Awards
                                    -------------------------------------------
Name and                                          Common Stock
Principal Position      Fiscal Year  Salary       Underlying      All Other
                                                  Options         Compensation
-------------------------------------------------------------------------------
Isidore S.Edelman, M.D.
Chairman and CEO(1)        2000     $ 33,000(1)       ---             ---
                           1999         ---        150,000 (2)        ---
                           1998         ---           ---             ---

Franklin J. Iris           2000     $ 75,000          ---             ---
Former Chairman,CEO and    1999     $ 18,750       150,000(2)         ---
Chief Financial Offiver    1998         ---           ---             ---

Richard S. Dondero         2000     $ 34,667(3)       ---         $104,000(4,5)
Vice President-Operations  1999     $104,000       250,000            ---
and Product Development    1998     $101,000          ---             ---
===============================================================================

  (1) Dr. Edelman serves as Chairman and CEO since January 16, 2000.

  (2) Options were granted as a director's compensation.

  (3) Mr. Dondero was Vice President - Operations and Product
      Development until October 31, 1999.

  (4) Mr. Dondero received a one-time severance payment in September 1999.

  (5) In January 2000, Mr. Dondero exercised options to purchase 481,722 shares of Common Stock for an aggregate exercise price of $102,158 and executed a non recourse promissory note in the principal amount of the aggregate exercise price, payable upon the earliest of three (3) years following the date of the loan, receipt of the proceeds of sale of shares securing the loan, upon the merger or sale of the Company or the liquidation or
      dissolution of the Company.   In addition, any distributions or
      dividends paid on the shares are to be applied to reduce the
      principal amount of the promissory note.   The promissory note
      is secured by a pledge of the shares issued upon exercise of the options.

  No options were granted in Fiscal 2000 to individuals listed in Summary of Compensation Table above.

        The following table sets forth information concerning exercised options in the fiscal year ended June 30, 2000 by the executive officers listed in the Summary Compensation Table and certain information concerning unexercised options held at June 30, 2000 by the executive officers listed in the Summary Compensation:

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                 AND OPTION VALUES AT JUNE 30, 2000
--------------------------------------------------------------------------------------------------
                                                                         Value of Unexercised
                                             Number of Unexercised       In-the-Money
                                             Options at June 30, 2000    Options at June 30, 2000
                                            --------------------------  --------------------------

                    Shares
Name                Acquired    Value       Exercisable  Unexercisable  Exercisable  Unexercisable
                    On          Realized
                    Exercise
--------------------------------------------------------------------------------------------------
Isidore S. Edelman    ---         ---         50,000(1)     100,000(1)    $ 25,500      $ 51,000
Franklin J. Iris      ---         ---         50,000(1)     100,000(1)    $ 25,500      $ 51,000
Richard S. Dondero  481,722     $183,054(2)     ---            ---            ---           ---
--------------------------------------------------------------------------------------------------

  (1) Options were granted to each as a Director of the Company.

  (2) Based upon the average of the closing bid and asked prices of the Common Stock on the date of exercise of $.38 per share compared to the exercise price which ranged between $.02 and $.38 per share.

Employment Agreements
---------------------
	In April 1994, Mr. Dondero entered into a five-year employment contract with the Company. In April 1999, Mr. Dondero and the Company extended the employment contract for an additional five-year period
expiring in April 2004.   The employment agreement contains a
confidentiality provision that requires Mr. Dondero to maintain as confidential all information obtained during the course of employment for the period of such agreement and for three years after termination
thereof.   In the event the employment agreement is terminated without cause or if the Company upon Mr. Dondero's written request refuses within thirty (30) days of such request to renew the employment agreement for an additional two (2) year period upon the same terms and conditions, the Company has agreed to (i) pay Mr. Dondero an amount equal to nine (9) months' salary and benefits as severance, such severance to be payable in equal monthly installments commencing the month in which the termination occurs, and (ii) enter into a consulting contract for a minimum period of three (3) months at full salary and
benefits.   In October 1999, the Company terminated Mr. Dondero's
employment agreement and paid a one-time severance in the aggregate of $104,000 plus benefits and any accrued vacation.

	Starting in Fiscal 1996, non-employee directors received a retainer fee of $1,200 per annum and $500 for each meeting of the Board of Directors attended in person. Independent Directors also receive options to purchase 50,000 shares of Common Stock for each year of service up to a total of 150,000 shares. As a representative of the Institutions, Mr. Stout had agreed to serve without cash, option or other compensation. On July 20, 2000, Mr. Stout resigned as the
Institutions' Director-designee, and he will subsequently receive the same compensation as the Company's other directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------
         The following table sets forth information as of August 9, 2000 with respect to the beneficial ownership of Cistron's Common Stock by
(i) each person known by Cistron to own beneficially more than five percent of such Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table under Item 11, and (iv) all Directors and executive officers as a group, together with their percentage ownership of such shares:

Name and Address of Beneficial Owner   Shares Beneficially Owned    Percent Outstanding
------------------------------------   -------------------------    -------------------
Aventis, S.A.
58, avenue Leclerc
69007 Lyon,
France.............................         1,333,333(1)                   6.4 %

Isidore S.  Edelman, M.D.
464 Riverside Drive #61
New York, NY
10027..............................         2,461,681(2)(3)(4)(5)         11.8

Celltech Group plc
216 Bath Road
Slough, Berkshire SL1 4EN,
England............................         3,559,981(4)                  17.1

CGP Acquisition Corp.
c/o Celltech Medeva
755 Jefferson Road
Rochester,  NY
14623..............................         3,559,981(5)                  17.1

Bruce C.  Galton
8 Holden Lane
Madison, NJ .......................         1,365,960                      6.5

Jonathan E. Rothschild.............           647,500(3)(4)(5)(6)          3.1

Franklin J. Iris...................            50,000(3)(4)(5)(7)           *

Frank G.  Stout....................               800(4)(5)(8)              *

Robert S.  Naismith, Ph.D..........           400,000(4)(5)(9)             1.9
All directors and executive
officers as a group (5 persons)....         3,559,981(10)                 17.1
	_________________

*	Less than 1%

(1) Does not include the 666,667 additional warrants that Aventis relinquished under the Waiver, Release and Termination Agreement dated as of August 24, 2000.

(2)  Does not include 194,935 shares owned by Dr.  Edelman's spouse, as to
     which he disclaims beneficial ownership.   Dr.  Edelman has shared voting
     power with Celltech Group plc and CGP Acquisition Corp. pursuant to a voting agreement (described below in footnotes 4 and 5) with respect to all shares of Common Stock beneficially owned by Dr. Edelman.

(3) No named person has a right to acquire additional shares of Cistron Common Stock under option withing 60 days hereof. Each of Isidore S. Edelman, Jonathan E. Rothschild and Franklin J. Iris is eligible for an acceleration of his right to exercise an additional 50,000 shares (not included in this chart) of Common Stock upon a change in control such as the pending merger with Celltech. Should the merger occur after November 3, 2000, Mr. Iris would be eligible to exercise an option for an additional 50,000 shares of Common Stock.

(4) Celltech Group plc may be deemed to beneficially own 3,559,981 shares of Cistron common stock pursuant to voting agreements it entered into with each of Isidore S. Edelman, Jonathan E. Rothschild, Franklin
     J. Iris, Frank G. Stout and Robert S. Naismith. Under the voting agreements, each stockholder has agreed to vote all of such stockholder's shares of Common Stock in favor of approval and adoption of the Merger Agreement and certain related matters. The voting agreements terminate upon the earlier to occur of the effective time of the merger and such date and times as the Merger
     Agreement is terminated in accordance with its terms.   See Item 13.
     Certain Relationships and Related Transactions.

(5) CGP Acquisition Corp. may be deemed to beneficially own 3,559,981 shares of Cistron Common Stock pursuant to voting agreements it entered into with each of Isidore S. Edelman, Jonathan E. Rothschild, Franklin J. Iris, Frank G. Stout and Robert S.
     Naismith. Under the voting agreements, each stockholder has agreed to vote all of such stockholder's shares of Common Stock in favor of approval and adoption of the merger and certain related matters. Under the voting agreements, CGP Acquisition Corp. was also appointed as proxy and attorney-in-fact to vote all of the shares of the Common Stock beneficially owned by such persons in favor of approval and adoption of the merger agreement and certain related
     matters.   The voting agreements terminate upon the earlier to occur
     of the effective time of the merger and such date and times as the
     Merger Agreement is terminated in accordance with its terms.   See
     Item 13. Certain Relationships and Related Transactions.

(6) Mr. Rothschild has shared voting power with Celltech Group plc and CGP Acquisition Corp. pursuant to a voting agreement (described in footnotes 4 and 5) with respect to all shares of Common Stock beneficially owned by Mr. Rothschild.

(7) Mr. Iris has shared voting power with Celltech Group plc and CGP Acquisition Corp. pursuant to a voting agreement (described in footnotes 4 and 5) with respect to all shares of Common stock beneficially owned by Mr. Iris.

(8) Excludes, and Mr. Stout disclaims beneficial ownership of, 302,289 shares and 136,870 shares of Common Stock owned as of August 9, 2000 by the New England Medical Center Hospitals, Inc. and Wellesley College, respectively, two of the Institutions for which Mr. Stout served as designee on Cistron's Board of Directors from February 1990 to July 2000. Mr. Stout maintains the positon of director on the Cistron Board. Mr. Stout has shared voting power with Celltech Group plc and CGP Acquisition Corp. pursuant to a voting agreement (described in footnotes 4 and 5) with respect to all shares of Common Stock beneficially owned by Mr. Stout.

(9) Consists of currently exercisable warrants to purchase 400,000 shares of Common Stock. Dr. Naismith has shared voting power with Celltech Group plc and CGP Acquisition Corp. pursuant to a voting agreement (described in footnotes 4 and 5) with respect to all shares of Common Stock beneficially held by Dr. Naismith.

(10) Includes options and warrants described in footnotes 3 and 9, respectively.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
         As an inducement for Celltech and CGP Acquisition Corp. to enter into the Merger Agreement, and in consideration thereof, stockholders who are executive officers and directors entered into individual voting agreements for the benefit of Celltech and CGP Acquisition Corp. These stockholders are:

         Isidore S. Edelman, Director, Chairman and Chief Executive Officer;

         Franklin J. Iris, Director;

         Robert W. Naismith, Director;

         Jonathan Rothschild, Chief Financial Officer and Director; and

         Frank G. Stout, Director.

        In each voting agreement, each stockholder has agreed, severally and not jointly, among other things:

                to vote all of the stockholder's beneficially owned shares of Common Stock in favor of the adoption of the Merger Agreement and approval of the merger and the other transactions contemplated by the Merger Agreement; and

                to vote all of the stockholder's shares of Common Stock in favor of any other matter necessary for the consummation of the transactions contemplated by the Merger Agreement.

        Each stockholder also agreed to appoint Celltech's subsidiary CGP Acquisition Corp., which shall act by and through Peter Allen, John Slater and Ian Nicholson, and each of them, with full power of substitution, as its proxy and attorney-in-fact, with full power to vote or deliver written consents or otherwise act, in limited circumstances, with respect to the stockholder's shares of Cistron Common Stock. The proxy's power is limited to the power to vote: (1) in favor of adoption of the Merger Agreement (and related transactions) and approval of the merger, and (2) against approval or adoption of any action or agreement made or taken in opposition to or in competition with the merger. This proxy is irrevocable until the termination of the voting agreement.
Each voting agreement terminates automatically upon the earliest to occur of the consummation of the merger or the termination of the Merger Agreement in accordance with its terms.

        On August 24, 2000, Aventis Pasteur and Cistron entered into a Waiver, Release and Termination Agreement, under which, among other things:

        - The parties terminated the Collaboration and Option Agreement, including Aventis Pasteur's right to obtain exclusive licenses to IL-1 beta in the fields of therapeutic or preventive vaccines;

        -  Aventis Pasteur surrendered the Aventis Warrant;

        - Cistron relieved Aventis Pasteur of its obligations to pay $100,000 in research funding. Aventis Pasteur agreed to pay Cistron the remaining balance of the research payments as follows: $75,000 on or about October 1, 2000 but in no event later than October 4, 2000 and $125,000 in January 2, 2001. Aventis Pasteur is not required to make any payment in the event Cistron executes with a third party an option, license or other agreement providing rights to IL-1 beta as an adjuvant with human vaccines at any time prior to the applicable payment date.

        In Fiscal Year 2000 the Company received $300,000 of research funding from Aventis Pasteur.

        From September 1997 until September 1998, the Company engaged BlueStone, during which time the Company paid BlueStone approximately $150,000 in cash and issued BlueStone a warrant to purchase 400,000 shares of the Company's Common Stock at $.25 per share. Pursuant to the terms of the BlueStone Agreement, the Company remained obligated to pay BlueStone 7% of any license fees or milestone payments Aventis Pasteur may make to the Company under the terms of an agreement between Aventis Pasteur and the Company. The additional warrants for BlueStone to purchase 400,000 shares of the Company's common stock at $.25 per share that the Company was obligated to issue to BlueStone were issued to Robert Naismith, Ph.D. of eMedsecurities under a letter of instruction from BlueStone.

        Robert W. Naismith, Ph.D., who has been a director of Cistron since January 1998, was a Managing Director of BlueStone until April
1998.   Thereafter, Dr. Naismith formed eMedsecurities, Inc.
("eMedsecurities"), formerly known as Genome Securities, Inc.  Dr.
Naismith is the Chairman and CEO of eMedsecurities.   From October 5,
1998 through December 15, 1999, Cistron engaged eMedsecurities to perform the services of financial advisor on corporate and strategic financial initiatives. Under this agreement eMedseurities received a retainer fee of $10,000 per month. During this period, Cistron held exploratory discussions with several biotechnology and pharmaceutical companies including Celltech Group plc regarding possible strategic alliances including joint ventures, mergers or the sale of the Company. In March 2000, Cistron and eMedsecurities entered into an amendment to the Genome/eMedsecurities, Inc. engagement letter, under which Cistron has agreed to pay eMedsecurities $700,000 upon completion of the merger with Celltech. Of that amount, $100,000 has been paid to date and is non-refundable. As a condition for Cistron to consummate the Merger with Celltech, Cistron must receive a waiver and release from eMedsecurities as to its engagement as Cistron's former financial advisor and compensation pursuant thereto.

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

                                PART IV
                                -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

         (a) and (d) Financial Statements and Schedules.
             See Index to Financial Statements on page F-1.

         (b) Reports on Form 8-K.

             None.

         (c) Exhibits.
             See Index to Exhibits on page E-1.
             Exhibits 10.3a, 10.3b, 10.9, 10.17a, 10.21a 10.21b, 10.26 and
             10.27 relate to management compensatory agreements plans.

                               SIGNATURES
                               ----------

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Parsippany, State of New Jersey, on the 31st day of August, 2000.



					    CISTRON BIOTECHNOLOGY, INC.


                                       By: /s/ISIDORE S. EDELMAN, M.D.
                                           ---------------------------
                                           Isidore S. Edelman, M.D.
                                           Chairman of the Board and
                                           Chief Executive Officer



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                      Title                      Date
---------                      -----                      ----
/s/ISIDORE S.EDELMAN, M.D.     Chairman and Chief
--------------------------      Executive Officer         August 31, 2000
   Isidore S. Edelman, M.D.

/s/JONATHAN E.ROTHSCHILD       Chief Financial Officer
------------------------       (Principal Financial and
   Jonathan E. Rothschild       Accounting Officer)       August 31, 2000

/s/ROBERT W. NAISMITH, Ph.D.   Director                   August 31, 2000
----------------------------
   Robert W. Naismith,Ph.D.

/s/FRANKLIN J. IRIS            Director                   August 31, 2000
-------------------
   Franklin J. Iris

/s/FRANK G. STOUT              Director                   August 31, 2000
-----------------
   Frank G. Stout

                           INDEX TO EXHIBITS
                           -----------------
2.1  Agreement and Plan of Merger by and among Registrant, Celltech
     Group plc and CGP Acquisition Corp., dated as of March 21,2000.....  (13)

2.1a Amendment to the Agreement and Plan of Merger by and among
     Registrant, Celltech Group plc and CGP Acquisition Corp.,
     dated as of August 31, 2000 .......................................

3.1  Registrant's Certificate of Incorporation..........................  (1)

3.1a Registrant's Amendment to Certificate of Incorporation, dated
     July 9, 1986.......................................................  (1)

3.1b Registrant's Amendment to Certificates of Incorporation, dated
     August 14, 1986....................................................  (1)

3.2  Registrant's Amended By-laws.......................................  (1)

4.1  Common Stock Purchase Warrant of Registrant issued to Kirkland
     & Ellis LLP to purchase 250,000 shares of Common Stock.............  (2)

4.1a Amendment to Common Stock Purchase Warrant of Registrant issued to
     Kirkland & Ellis LLP to purchase 250,000 shares of Common  Stock...  (2)

4.2  Common Stock Purchase Warrant of Registrant issued to BlueStone
     Capital Partners, L.P.  to purchase 400,000 shares of Common Stock.  (2)

4.3  Common Stock and Warrant Purchase Agreement pursuant to which
     Pasteur Merieux Serums & Vaccins, S.A. purchased 1,333,333 shares of Common Stock and a warrant to purchase 666,667 shares of Common
     Stock..............................................................  (2)

4.4  Registration Rights Agreement between Registrant and Pasteur
     Merieux Serums & Vaccins, S.A......................................  (2)

4.5  Common Stock Purchase Warrant of Registrant issued to Robert
     Naismith, Ph.D. to purchase 400,000 shares of Common Stock.........  (2)

10.1 Settlement Agreement, dated June 30, 1991, among Registrant,
     E.I. du Pont de Nemours and Company and The DuPont Merck
     Pharmaceutical Company.............................................  (3)

10.3a Employment Agreement, dated April 30, 1994, between Registrant and Richard S. Dondero............................................  (4)

10.3b Letter Agreement dated February 23, 1999, amending Employment
      Agreement dated April 30, 1994 between Registrant and Richard
      S. Dondero........................................................  (15)

10.5  Sponsored Research Agreement and License Agreement, effective as of October 1, 1983 and December 1, 1983, respectively, each between Registrant and the Institutions, named ...................  (1)

10.5a Amendments to Sponsored Research Agreement and License Agreement,
      each dated July 9, 1986...........................................  (5)

10.5b Amendments to Sponsored Research Agreement and License Agreement,
      each dated February 19, 1987......................................  (6)

10.5c Amendment to Sponsored Research Agreement, dated May 6, 1988......  (7)

10.5d Amendment to License Agreement between Registrant and Institutions, dated March 21, 2000..............................................  (13)

10.9  Registrant's 1985 Employee Stock Option Plan, as amended..........  (8)


10.13  Settlement Agreement, dated May 17, 1993, between Registrant,
       Biotech Australia Pty. Limited and the Institutions, named therein..........................................................  (9)

10.14  License Agreement, dated March 21, 1995, between Registrant and Research and Diagnostic Systems, Inc.........................  (10)

10.15  Research and Development Agreement, dated April 10, 1995, between
       Registrant and Research and Diagnostics Systems, Inc.............  (10)

10.17a 1997 Incentive and Non-Incentive Stock Option Plan as amended and dated December 27, 1999......................................

10.18  Collaboration and Option Agreement between Registrant and Pasteur
       Merieux Serums & Vaccins, S.A., dated October 30, 1998 + Portions have been omitted and filed separately with the Securities and
       Exchange Commission pursuant to a request for confidential treatment........................................................  (2)

10.18a Waiver, Release and Termination Agreement, dated as of August 24,
       2000, between Registrant and Aventis, S.A. (formerly Pasteur
       Merieux Serums & Vaccins, S.A)...................................

10.19  Letter of engagement, dated October 5, 1998, between Registrant and Genome Securities, Inc.......................................  (2)

10.19a Letter Agreement between Registrant and eMedsecurities (Genome
       Securities) date March 6, 2000...................................  (13)

10.20  License Agreement, dated February 16, 1999, between Registrant and Research and Diagnostic Systems, Inc.........................  (11)

10.21  Separation from Employment Agreement, dated May 5, 1999, between
       Registrant and Bruce C. Galton, including Exhibit A thereto......  (11)

10.21a Loan and Pledge Agreement between Registrant and Bruce C. Galton, dated June 11, 1999..............................................

10.21b Non-Recourse Secured Promissory Note between Registrant and Bruce
       C. Galton, dated June 11, 2000...................................

10.22  Purchase Agreement, dated June 21, 1999, between Registrant and
       Dr. Harvey Wm. Glasser...........................................  (12)

10.23  Purchase Agreement, dated as of June 30, 1999, between the
       Registrant and the Bankruptcy Estate of Dr. Henry Grausz.........  (12)

10.24  Sponsored Research Agreement between Registrant and Duke
       University, dated September 1, 1998..............................  (14)

10.24a 1st Amendment to Sponsored Research Agreement between Registrant and Duke University, dated December 18, 1998.....................  (14)

10.24b 2nd Amendment to Sponsored Research Agreement between Registrant and Duke University, dated March 22, 1999........................  (14)

10.24c 3rd Amendment to Sponsored Research Agreement between Registrant and Duke University, dated September 1, 1999.....................  (14)

10.25  License Agreement between Registrant and Duke University, dated
       August 1, 1999...................................................  (14)

10.26  Loan and Pledge Agreement between Registrant and Richard S.
       Dondero, dated January 28, 2000..................................  (14)

10.27  Non-Recourse Secured Promissory Note between Registrant and
       Richard S. Dondero, dated January 28, 2000.......................  (14)



24.1   Consent of Deloitte & Touche LLP with respect to financial information contained in the Registrant's Registration Statement
       of Form S-8 (File No. 33-13704)..................................   45

24.2   Consent of Wiss and Company LLP with respect to financial
       information contained in the Registrant's Registration Statement
       of Form S-8 (File No. 33-13704)..................................   46

27     Financial Data Schedule..........................................   47

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

(11) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference thereto.

(12)	Filed as same numbered Exhibit to the Registrant's Report on Form
        8-K filed July 15, 1999 and incorporated herein by reference thereto.

(13)	Filed as same numbered Exhibit to the Registrant's Report on Form
        8-K filed March 28, 2000 and incorporated herein by reference thereto.

(14)	Filed as same numbered Exhibit to the Registrant's Report on Form
        10-Q dated December 31, 1999 and incorporated herein by reference thereto.

(15)	Filed as same numbered Exhibit to the Registrant's 1999 Form 10-K and incorporated herein by reference thereto.

                        Cistron Biotechnology, Inc.

                       (A Development Stage Company)

                  Index to Financial Statements and Schedules

                   Years ended June 30, 1998, 1999 and 2000

Financial Statements:

  Independent Auditors' Report (Wiss and Company, LLP)      F-2

  Independent Auditors' Report (Deloitte and Touche LLP)    F-3

  Balance Sheets                                            F-4

  Statements of Operations                                  F-5

  Statements of Shareholders' Equity                        F-6

  Statements of Cash Flows                                  F-9

  Notes to Financial Statements                             F-11

                                * * * *

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders
Cistron Biotechnology, Inc.
Parsippany, New Jersey

We have audited the accompanying balance sheet of Cistron Biotechnology, Inc. (A Development Stage Company) as of June 30, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The Company is in the development stage as of June 30, 2000. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues and must obtain required regulatory approval of its products for sale or license to the diagnostic and/or therapeutic market in accordance with its business plan.



/WISS & COMPANY, LLP/
--------------------
Livingston, New Jersey
August 3, 2000

                        INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Cistron Biotechnology, Inc.
Pine Brook,  New Jersey


We have audited the accompanying balance sheets of Cistron Biotechnology, Inc. (a development stage company) as of June 30, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1999, and for the period from February 2, 1982 (date of commencement of operations) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, and for the period from February 2, 1982 (date of commencement of operations) to June 30, 1999, in conformity with generally accepted accounting principles.

The Company is in the development stage as of June 30, 1999. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues and must obtain required regulatory approval of its products for sale or license to the diagnostic and/or therapeutic market in accordance with its business plan.




/Deloitte & Touche LLP/
----------------------
Parsippany, New Jersey

September 10, 1999
                                  F-3

                       CISTRON BIOTECHNOLOGY, INC.
                       ---------------------------
                             BALANCE SHEETS
                             --------------
                                                         June 30,
                                               --------------------------
                                                    1999          2000
                                               ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and equivalents                         $  8,760,916  $   9,095,618
  Accounts receivable-trade                          28,279              -
  Accounts receivable-other                       2,942,361        981,300
  Inventories                                         1,023              -
  Taxes receivable                                  369,557              -
  Note receivable $230,000; reserve $230,000              -              -
                                                 ----------     ----------
TOTAL CURRENT ASSETS                             12,102,136     10,076,918

ACCOUNTS RECEIVABLE - OTHER - Long Term             931,440              -
PROPERTY AND EQUIPMENT:
  Machinery and equipment                           507,557              -
  Furniture and fixtures                            147,113              -
  Leasehold improvements                             77,674              -
                                                 ----------     ----------
                                                    732,344              -
  Less: Accumulated depreciation                    706,980              -
                                                 ----------     ----------
                                                     25,364              -
SECURITY DEPOSIT                                     23,938              -
PATENTS, Net of accumulated amortization
  of $17,186 and $37,105 in 1999 and 2000,
  respectively                                       19,919              -
                                                 ----------     ----------
TOTAL ASSETS                                   $ 13,102,797   $ 10,076,918
                                                 ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and accounts payable        $    390,386   $    157,010
  Other current liabilities                         775,484        329,772
  Deferred revenue                                   69,750         75,000
                                                 ----------     ----------
TOTAL CURRENT LIABILITIES                         1,235,620        561,782
  Other non-current liabilities                     270,796              -
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value 50,000,000
   shares authorized; issued 29,683,854 and
   30,366,760  shares, respectively                 296,839        303,668
  Additional paid-in capital                      9,865,036      9,970,946
  Earnings accumulated during the
    development stage                             2,106,961      1,278,835
  Treasury stock 3,946,500 and 9,504,906
    shares, respectively, at cost                  (394,650)    (1,658,350)
  Note receivable for shares of stock              (277,805)      (379,963)
                                                 ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                       11,596,381      9,515,136
                                                 ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 13,102,797   $ 10,076,918
                                                 ==========     ==========

              See accompanying notes to financial statements

                          CISTRON BIOTECHNOLOGY, INC.
                          ---------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                                                                  February 2,  1982
                                                                                  (commencement of
                                                                                    operations) to
                                                  Year ended June 30,               June 30, 2000
                                      -------------------------------------------
                                          1998           1999            2000
                                      ------------   ------------   -------------  ----------------
Sales                                 $    555,205   $    336,752   $     52,690   $  9,804,427
Cost of sales                              309,678        212,648        142,417      4,472,394
                                        ----------     ----------     ----------     ----------
  Gross profit (loss)                      245,527        124,104        (89,727)     5,332,033

Other income - net:
 Litigation settlement                           -              -              -     14,684,206
 License fees and funded research          205,000        927,500        382,376      5,421,025

Expenses:
 Research and development                  547,565        451,439        168,547      9,163,332
 Administrative and marketing            1,045,820        983,642      1,285,378     13,476,082
 Occupancy                                 198,515        194,610        103,547      2,769,122
 Employee severance                              -        369,762              -        369,762
                                        ----------     ----------     ----------     ----------
  Total expenses                         1,791,900      1,999,453      1,557,472     25,778,298
                                        ----------     ----------     ----------     ----------
  Operating loss                        (1,341,373)      (947,849)    (1,264,823)      (341,034)

Interest income/(expense) - net            572,865        379,372        399,128      1,659,064
Other (expense) - net                            -              -         17,620        (42,275)
Amortization of deferred
  financing costs                                -              -              -       (173,079)
Acquisition expense                              -              -              -       (429,620)
                                        ----------     ----------     ----------     ----------
Income/(loss) before income taxes
  and extraordinary credit                (768,508)      (568,477)      (848,076)       673,055
Income tax provision/(benefit)            (292,029)      (291,313)       (19,950)     1,156,536
                                        ----------     ----------     ----------     ----------
  Income/(loss) before extraordinary
   credit                                 (476,479)      (277,164)      (828,126)      (483,481)
  Extraordinary credit - benefit of
   tax loss carry forward                        -              -              -        262,838
                                        ----------     ----------     ----------     ----------
Net loss                              $   (476,479)  $   (277,164)  $   (828,126)  $   (220,643)
                                        ==========     ==========     ==========     ==========
Loss per share                        $      (0.02)  $      (0.01)  $      (0.04)
                                        ==========     ==========     ==========
Weighted average shares outstanding     24,955,077     23,962,074     20,612,481
                                        ==========     ==========     ==========
Loss per share-assuming dilution      $      (0.02)  $      (0.01) $       (0.04)
                                        ==========     ==========     ==========
Weighted average shares outstanding -
  assuming dilution                     24,955,077     23,962,074     20,612,481
                                        ==========     ==========     ==========

                           See accompanying notes to financial statements

                                              CISTRON BIOTECHNOLOGY, INC.
                                              ---------------------------
                                           STATEMENTS OF SHAREHOLDERS' EQUITY
                                           ----------------------------------

                                                                        Earnings
                                                                        (Deficit)
                                  Partners' capital/                    accumulated                      Total
                                  Common stock              Additional  during the                       shareholders'
                                  ------------------        paid-in     development          Note        equity/
                                    Shares       Amount     capital     stage         Other  receivable  (deficiency)
                                  ----------  -----------  -----------  -----------   -----  ----------- -------------

  Initial partners' contribution
    - February 1982                        -  $    74,929  $         -  $         -   $   -  $        -  $     74,929
  Partnership net loss                     -            -            -      (84,778)      -           -       (84,778)
                                  ----------   ----------   ----------   ----------    ----   ---------   -----------
BALANCE, June 30, 1982                     -       74,929            -      (84,778)      -           -        (9,849)
  Partners' additional capital
   contribution                            -      307,972            -            -       -           -       307,972
  Partnership net loss                     -            -            -     (313,776)      -           -      (313,776)
                                  ----------   ----------   ----------   ----------    ----   ---------    ----------
BALANCE, June 30, 1983                     -      382,901            -     (398,554)      -           -       (15,653)
  Partners' additional capital
   contribution                            -      924,392            -            -       -           -       924,392
  Dissolution of partnership and
   issuance of common stock        5,483,874   (1,252,454)   1,252,454            -       -           -             -
  Issuance of common stock         6,594,331       65,943    1,486,105      (52,048)      -           -     1,500,000
  Partnership net loss                     -            -            -   (1,152,972)      -           -    (1,152,972)
  Reclassification of partnership
   accumulated loss                        -            -   (1,551,526)   1,551,526       -           -             -
  Net loss                                 -            -            -     (418,697)      -           -      (418,697)
                                  ----------   ----------   ----------   ----------    ----   ---------    ----------
BALANCE, June 30, 1984            12,078,205      120,782    1,187,033     (470,745)      -           -       837,070
  Issuance of common stock         1,736,869       17,369    1,482,631            -       -           -     1,500,000
  Net loss                                 -            -            -   (2,039,016)      -           -    (2,039,016)
                                  ----------   ----------   ----------   ----------    ----   ---------    ----------
BALANCE, June 30, 1985            13,815,074      138,151    2,669,664   (2,509,761)      -           -       298,054
  Issuance of common stock         1,233,344       12,333      397,097            -       -           -       409,430
  Net loss                                 -            -            -   (1,962,251)      -           -    (1,962,251)
                                  ----------   ----------   ----------   ----------    ----   ---------    ----------
BALANCE, June 30, 1986            15,048,418      150,484    3,066,761   (4,472,012)      -           -    (1,254,767)
  Initial public stock offering    5,750,000       57,500    4,539,212            -       -           -     4,596,712
  Issuance of common stock           623,772        6,238      396,686            -       -           -       402,924
  Net loss                                 -            -            -   (2,574,670)      -           -    (2,574,670)
                                  ----------   ----------   ----------   ----------    ----   ---------    ----------
BALANCE, June 30, 1987            21,422,190      214,222    8,002,659   (7,046,682)      -           -     1,170,199
  Issuance of common stock           231,157        2,311      253,693            -       -           -       256,004
  Note Receivable from director
   for shares of stock                     -            -            -            -       -    (271,159)     (271,159)
  Net loss                                 -            -            -   (2,071,679)      -           -    (2,071,679)
                                  ----------   ----------   ----------   ----------    ----   ---------   -----------
BALANCE, June 30, 1988            21,653,347  $   216,533  $ 8,256,352  $(9,118,361)  $   -  $ (271,159) $   (916,635)
                                  ==========   ==========   ==========   ==========    ====   ==========  ===========

                                     See accompanying notes to financial statements

                                        CISTRON BIOTECHNOLOGY, INC.
                                        ---------------------------
                                    STATEMENTS OF SHAREHOLDER'S EQUITY
                                    ----------------------------------

                                                                         Earnings
                                                                         (Deficit)
                                                                         accumulated                     Total
                                        Common stock       Additional    during the                      shareholders'
                                  ----------------------   paid-in       development         Note        equity/
                                    Shares       Amount    capital       stage        Other  receivable  (deficiency)
                                  ----------------------   -----------  ------------  -----  ----------  -------------
BALANCE, June 30, 1988            21,653,347  $  216,533   $ 8,256,352  $ (9,118,361) $   -  $ (271,159) $   (916,635)
  Cancellation of note
   receivable from director
   in exchange for shares           (328,750)     (3,287)     (267,872)            -      -     271,159             -
  Net income                               -           -             -       301,391      -           -       301,391
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1989            21,324,597     213,246     7,988,480    (8,816,970)     -           -      (615,244)
  Issuance of common stock         3,052,656      30,527       410,535             -      -           -       441,062
  Net income                               -           -             -       188,434      -           -       188,434
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1990            24,377,253     243,773     8,399,015    (8,628,536)     -           -        14,252
  Net income                               -           -             -       176,400      -           -       176,400
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1991            24,377,253     243,773     8,399,015    (8,452,136)     -           -       190,652
  Issuance of common stock -
   net of legal fees of $8,039     2,505,737      25,057       216,904             -      -           -       241,961
  Net income                               -           -             -        30,695      -           -        30,695
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1992            26,882,990     268,830     8,615,919    (8,421,441)     -           -       463,308
  Net income                               -           -             -        36,833      -           -        36,833
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1993            26,882,990     268,830     8,615,919    (8,384,608)     -           -       500,141
  Net loss                                 -           -             -      (273,852)     -           -      (273,852)
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1994            26,882,990     268,830     8,615,919    (8,658,460)     -           -       226,289
 Net income                                -           -             -       279,276      -           -       279,276
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1995            26,882,990     268,830     8,615,919    (8,379,184)     -           -       505,565
 Net loss                                  -           -             -    (1,106,166)     -           -    (1,106,166)
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1996            26,882,990     268,830     8,615,919    (9,485,350)     -           -      (600,601)
 Issuance of common stock              2,000          20           334             -      -           -           354
 Net income                                -           -             -    12,345,954      -           -    12,345,954
                                  ----------   ---------    ----------   -----------   ----   ---------   -----------
BALANCE, June 30, 1997            26,884,990  $  268,850   $ 8,616,253  $  2,860,604  $   -  $        -  $ 11,745,707
                                  ==========   =========    ==========   ===========   ====   =========    ==========

                                     See accompanying notes to financial statements

                                              CISTRON BIOTECHNOLOGY, INC.
                                              ---------------------------
                                           STATEMENTS OF SHAREHOLDER'S EQUITY
                                           ----------------------------------

                                                                 Earnings
                                                                 (Deficit)
                                                                 accumulated                             Total
                                 Common stock        Additional  during the                              shareholders'
                                 ------------        paid-in     development                Note         equity/
                               Shares      Amount    capital     stage           Other      receivable   (deficiency)
                             ---------------------  -----------  ------------- -----------  ----------   -------------
BALANCE, June 30, 1997       26,884,990  $ 268,850  $ 8,616,253  $ 2,860,604   $         -  $       -    $ 11,745,707
 Issuance of common stock        45,197        452        2,427            -             -          -           2,879
 Issuance of warrants                 -          -       65,000            -             -          -          65,000
 Net loss                             -          -            -     (476,479)            -          -        (476,479)
 Treasury stock at cost      (3,946,500)         -            -            -      (394,650)         -        (394,650)
                             ----------   --------   ----------   ----------    ----------   --------   -------------
BALANCE, June 30, 1998       22,983,687    269,302    8,683,680    2,384,125      (394,650)         -      10,942,457
 Issuance of common stock     1,333,333     27,537      916,667            -             -          -         944,204
 Exercise of options          1,420,334          -      264,689            -             -          -         264,689
 Note receivable for shares
  of stock                            -          -            -            -             -   (277,805)       (277,805)
 Net loss                             -          -            -     (277,164)            -          -        (277,164)
                             ----------   --------   ----------   ----------    ----------   --------   -------------
BALANCE, June 30, 1999       25,737,354    296,839    9,865,036    2,106,961      (394,650)  (277,805)     11,596,381
 Issuance of common stock             -          -            -            -             -          -               -
 Exercise of options            682,906      6,829      105,910            -             -          -         112,739
 Note receivable for shares
  of stock                            -          -            -            -             -   (102,158)       (102,158)
 Net loss                             -          -            -     (828,126)            -          -        (828,126)
 Treasury stock at cost      (5,558,406)         -            -            -    (1,263,700)         -      (1,263,700)
                             ----------   --------   ----------   ----------    ----------   --------     -----------
BALANCE, June 30, 2000       20,861,854  $ 303,668  $ 9,970,946  $ 1,278,835   $(1,658,350) $(379,963)   $  9,515,136
                             ==========   ========   ==========   ==========    ==========   ========     ===========

                                     See accompanying notes to financial statements

                                        CISTRON BIOTECHNOLOGY, INC.
                                        ---------------------------
                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                                                          February 2, 1982
                                                                                          (commencement of
                                                                                           operations) to
                                                        Year ended June 30,                June 30, 2000
                                                ----------------------------------------
                                                    1998          1999          2000
                                                ------------  ------------  ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                   $   520,957   $   417,643   $    81,020   $  11,753,357
 Cash paid to suppliers and employees            (4,167,017)   (2,786,722)   (2,823,116)    (36,728,608)
 Interest received                                  298,353       313,370       427,908       1,347,335
 Acquisition expenses paid                                -             -             -        (429,620)
 Royalties, research funding,
  license fees received                             205,000     1,044,605       434,520       4,157,112
 Other receipts                                   3,002,207     3,013,551     3,392,489      21,543,588
                                                 ----------    ----------    ----------     -----------
  Net cash provided by (used in)
   operating activities                            (140,500)    2,002,447     1,512,821       1,643,164
CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                            -             -             -          15,097
 Issuance of note receivable                              -             -             -        (230,000)
 Sale(Purchase) of property and equipment            (3,926)       (4,649)       75,000        (692,121)
                                                 ----------    ----------    ----------     -----------
  Net cash from(used in) investing activities        (3,926)       (4,649)       75,000        (907,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock and
  additional contributions                            2,879       931,087         10,581     10,888,066
 Principal payments on notes payable                      -             -              -       (870,238)
Purchase of treasury stock                         (394,650)            -     (1,263,700)    (1,658,350)
                                                 ----------    ----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                            (391,771)      931,087     (1,253,119)     8,359,478
                                                 ----------    ----------    -----------    -----------
  Net change in cash and cash equivalents          (536,197)    2,928,885        334,702      9,095,618
CASH AND CASH EQUIVALENTS, beginning of period    6,368,228     5,832,031      8,760,916              -
                                                 ----------    ----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 5,832,031   $ 8,760,916    $ 9,095,618  $   9,095,618
                                                 ==========    ==========     ==========    ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                      $  (476,479)  $  (277,164)   $  (828,126) $    (220,643)
  Adjustments to reconcile net income
   (loss) to net cash provided used in
   operating activities:
  Depreciation and amortization                       7,090         8,154         22,901        773,920
  Issuance of warrants                               65,000             -              -         65,000
  Deferred income taxes                            (934,403)       49,313              -              -
  Loss(Gain) on disposal of property
   and equipment                                      4,552             -        (52,619)       (44,088)
  Increase in reserve for note receivable                 -             -              -        230,000
  Amortization of deferred financing
    costs and other                                       -             -              -        195,179
  Decrease (increase) in assets:
   Accounts receivable                              (46,550)       73,580         28,279              -
   Inventory                                            643         2,612          1,023              -
   Prepaid expenses                                     475             -              -              -
   Taxes receivable                                (329,024)      (40,533)       369,557              -
   Notes and other receivables                    2,638,236     2,737,093      2,892,501       (997,000)
   Security deposit                                       -             -         23,938              -
   Intangible assets                                      -             -              -        (37,105)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses           (755,015)      275,492       (233,576)     2,020,566
 Other current and non-current liabilities         (315,025)     (826,100)      (711,058)      (342,666)
                                                 ----------   -----------     ----------     -----------
NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:               $  (140,500) $  2,002,447    $ 1,512,821  $   1,643,164
                                                 ==========   ===========     ==========    ===========

                              See accompanying notes to financial statements

                   STATEMENTS OF CASH FLOW CONTINUED
                   ---------------------------------

         SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:



February 2, 1982 to June 30, 2000
---------------------------------

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

(5)	The Company issued 481,722 shares of Common Stock to another former officer, under the terms of his employment agreement, in exchange for notes of $102,158.


             See accompanying notes to financial statements.

                      CISTRON BIOTECHNOLOGY, INC.
                      ---------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

1.	DESCRIPTION OF COMPANY AND FINANCIAL STATEMENT PRESENTATION
   -----------------------------------------------------------
        Cistron Biotechnology, Inc. ("Cistron" or the "Company") is a development stage biotechnology company that uses recombinant DNA and immunological techniques to explore certain cytokines and antibodies that may have therapeutic or diagnostic applications. Cytokines, consisting of lymphokines and monokines, are proteins that are regulators of the human immune response system released in the body by white blood cells. Antibodies are proteins that also are produced by white blood cells and usually attack foreign bodies such as bacteria and viruses, but also may be used therapeutically to modulate the over-production of cytokines.

        Prior to April 1, 1999, the Company's principal research products consisted of Interleukin-1 beta ("IL-1"), a lymphokine, which initiates the immune response, monoclonal and polyclonal antibodies to IL-1 ("IL-1 Antibodies"), and an assay kit that measures IL-1 concentrations (the "IL-1Assay"). The Company's IL-1 products were based upon the technology derived from research funded by Cistron on Interluekin-1 beta, the predominant form of IL-1 in humans, at the New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College (the "Institutions"), patents assigned to the Company as part of a litigation settlement and technology and patents developed by the Company. In February 1999, the Company granted Research and Diagnostic Systems, Inc. ("R&D Systems") an exclusive license to manufacture and sell IL-1 antibodies and assays and a non-exclusive sublicense to manufacture and sell IL-1 protein to the research market. Cistron concluded direct sales of these products on April 1, 1999 but supplied R&D Systems with IL-1 and ICE products for resale until it ceased manufacturing and sales of all products on October 31, 1999.

        The Company has outsourced all of its manufacturing and research and development efforts, terminated its lease at its former headquarters and relocated to a smaller facility nearby where it can oversee the further development of the IL-1 beta vaccine adjuvant project and the use of its monoclonal antibody for inhibition activity.

        Cistron believes it is a development stage enterprise because planned principal operations have not yet commenced. Cistron's planned principal operations include the development of clinical and therapeutic products for distribution through pharmaceutical and diagnostic companies. This requires the approval of the Cistron's products by the FDA. At June 30, 2000, no such product candidate had been submitted to the FDA for approval and none is anticipated to be submitted for several years, if at all.

        In addition, Cistron continues to devote most of its efforts to activities such as research and development, financial planning and developing markets, which are typical activities for a development stage
enterprise.   For example, Cistron has expended funds relating to its
vaccine adjuvant program.   From September 1998 to December 1999,
Cistron had engaged the services of eMedsecurities, whose Chairman and CEO, Robert Naismith, Ph. D., is also a member of Cistron's Board of Directors, to act as Cistron's financial advisor as to corporate
strategic and financial initiatives.   Accordingly, as Cistron has not
yet commenced principal operations and is devoting most of its efforts to activities typical of a development stage enterprise as outlined in Statement of Financial Accounting Standards No. 7, Cistron believes that it continues to be in the development stage.

        On March 21, 2000, the Company and Celltech Group plc ("Celltech") entered into an Agreement and Plan of Merger under which the Company would become a wholly owned subsidiary of Celltech. On August 31, 2000, Celltech and Cistron amended the Agreement and Plan of Merger (as amended, the "Merger Agreement") to reflect the termination of the Collaboration and Option Agreement between the Company and Aventis Pasteur. The Merger is intended to qualify as a tax-free reorganization and requires approval of the shareholders of the Company (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and the Company's Form 8-K filed on March 28, 2000). There can be no assurance that the Company will be successful in consummating a merger. In such event, the Company may consider a partial or full liquidation of the Company, though no such decision has been made at this time.

2.	SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------
        a. Cash and Cash Equivalents
           -------------------------
        The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less. The Company maintains cash balances at several financial institutions which in some instances exceed federally insured limits.

        b. Inventories
           -----------
        Inventories, when carried, consisted of finished goods and were stated at the lower of cost, determined on the first-in, first-out
(FIFO) basis, or market.

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

        e. Royalties
           ---------
	While the Company engaged in direct product sales, royalties payable to the Institutions, which have granted the Company an exclusive license for IL-1 beta, were recorded as cost of sales for product sold and were included as accrued expenses. Subsequently royalties are recorded as paid and reported as offsets to license fees.

        f. Income taxes
           ------------
        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

        g. Earnings (loss) per share of Common Stock
           -----------------------------------------
        Basic earnings (loss) per share has been computed by dividing the net income (loss) for the periods presented by the weighted average number of shares of common stock and equivalent common shares, if any, outstanding in each period. Equivalent common shares include net shares issuable upon the assumed exercise of options using the treasury stock method. Equivalent common shares are not included in the diluted earnings (loss) per share in Fiscal 1998, Fiscal 1999 or Fiscal 2000 since they are anti-dilutive.

        h. Estimates
           ---------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        i. Reclassifications
           -----------------
        Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

3. ACCRUED EXPENSES AND ACCOUNTS PAYABLE
   -------------------------------------

                                                         June 30,
                                                ---------------------------
                                                   1999              2000
                                                ---------         ---------
        Accounts payable                        $   5,158         $       -
        Legal fees                                 40,737            22,345
        Accrued compensated absences                6,881             1,973
        Accrued severance payments                334,762                 -
        Other accrued expenses                      2,848           132,692
                                                  -------           -------
                                                $ 390,386         $ 157,010
                                                  =======           =======

4. INCOME TAXES
   ------------
        The provision (benefit) for income taxes consist of the following:

                                             Year ended June 30,
                                 -------------------------------------------
                                     1998          1999              2000
                                 -----------    -----------       ----------
        FEDERAL:
        -------
           Current               $  540,122     $ (340,826)       $ (20,150)
           Deferred                (795,433)         1,131                -
                                    -------        -------           ------
                                   (255,311)      (339,695)         (20,150)
        STATE:
        -----
           Current                  102,252            200              200
           Deferred                (138,970)        48,182                -
                                    -------        -------           ------
                                    (36,718)        48,382              200
                                 $ (292,029)    $ (291,313)       $ (19,950)
                                    =======        =======           ======

        The net effect of significant items comprising the Company's net deferred tax asset (liability) is as follows:

                                                         June 30,
                                                 ---------------------------
                                                     1999             2000
                                                 ----------       ----------
        Operating loss carryforwards             $   94,726       $  375,455
        Tax credit carryforwards                    171,616           33,641
        Liabilities not currently deductible        135,589                -
        Difference between book and tax basis
         of property and equipment, and patents      (2,422)           6,392
                                                    -------          -------
                                                    399,509          415,488

        Valuation allowance                        (399,509)        (415,488)
                                                    -------          -------
        Net deferred tax asset                   $        -       $        -
                                                    =======          =======

	A summary of the difference between the statutory rate and the effective rate as of June 30, 1999 and June 30, 2000 is as follows:

                                                    ------------------------
                                                     1999             2000
                                                    -------         --------
                                                       %                %
                Statutory rate                       34.00            34.00
                State Taxes                          (0.04)           (0.02)
                Valuation allowance                 (24.41)          (32.76)
                Reversal of prior year tax reserve   41.69             1.19
                Effective rate                       51.24             2.41
                                                    ========         =======

                                  F-13

5. LICENSE FEE AND FUNDED RESEARCH
   -------------------------------
        In March 1995, the Company entered into a License and Supply Agreement with R&D Systems under which the Company granted a sublicense to R&D Systems for the manufacture and sale of IL-1 beta products to the research market. Under this agreement, the Company received a $1 million license fee from which the Company paid the Institutions a fee of $70,000. In April 1995, the Company also entered into a Research and Development Agreement with R&D Systems, which provided the Company with $1 million of research funding payable over a two and one-half year period, which began July 1, 1995.
The Company received payment of the final $200,000 in Fiscal 1998.
The Company at its sole discretion determined the timing and amount of expenditures relating to this funding and was under no obligation to repay any of the amounts received. In February 1999, Cistron granted R&D Systems an exclusive license to manufacture and sell IL-1 beta Antibodies and IL-1 beta Assays and a exclusive sublicense to manufacture and sell IL-1 beta protein to the research market and sold the IL-1 beta and ICE product lines to R&D Systems.

        Net litigation settlement income of $14.7 million (pre-tax) was recorded in the fiscal year ended June 30, 1997 representing the amounts the Company will receive during the period November 1996 to November 2000 from the $21 million settlement agreement with Immunex Corporation ("Immunex"), after deducting amounts to be paid to counsel and the Institutions, and $359,000 received from PeproTech, Inc. ("PeproTech") in February 1997.

        In October 1998, the Company entered into a Collaboration and Option Agreement (the "Aventis Pasteur Option Agreement"), with Aventis Pasteur (formerly Pasteur Merieux Connaught) and Aventis Pasteur purchased 1,333,333 shares of Cistron Common Stock at approximately $.75 per share and received warrants to purchase 666,667 additional shares at $.25 per share, for an aggregate price of $1,000,000.

        BlueStone was paid 7% of this transaction for introducing the parties. The additional warrants to purchase 400,000 shares of the Company's common stock at $.25 per share that the Company was obligated to issue to BlueStone were issued to Robert Naismith, Ph.D. of eMedsecurities under a letter of instruction from BlueStone. Dr. Naismith, who has been a director of the Company since January 1998, was
a Managing Director of BlueStone until April 1998.   Also under this
agreement, Aventis Pasteur agreed to fund Cistron's vaccine adjuvant development program over the three-year period for $900,000 and obtained a three-year option to acquire an exclusive license to use Cistron's IL-1 beta technology in the fields of therapeutic and preventive vaccines. During Fiscal 2000, the Company received four quarterly research payments and recorded $289,500 ($300,000 less fees due BlueStone) as other income.

        During Fiscal 2000, the Company recorded $92,300 of royalty fees ($107,000 less fees due the Institutions) under its agreement with R&D Systems wherein the Company granted R&D Systems an exclusive license to produce and sell IL-1beta antibodies and assays and a non-exclusive license to manufacture and sell IL-1 beta protein to the research market and sold the IL-1 beta and ICE product lines to R&D Systems.

6.	INTEREST INCOME/(EXPENSE) - NET
        -------------------------------
	Net interest income/(expense) consists of the following:

                                                                  February 2,1982
                                                                  (commencement of
                                                                   operations) to
                                  Year ended June 30,             June 30, 2000
                           -------------------------------------
                               1998         1999         2000
                           -----------  -----------  -----------  ---------------
        Interest income    $  660,117   $  576,277   $  535,407   $ 2,271,923
        Interest expense      (87,252)    (196,905)    (136,279)     (612,859)
                              -------      -------      -------     ---------
                           $  572,865   $  379,372   $  399,128   $ 1,659,064
                              =======      =======      =======     =========

7.	COMMITMENTS AND CONTINGENT LIABILITIES
   --------------------------------------
        From October 1998 through December 1999, Cistron engaged eMedsecurities, whose Chairman and CEO, Robert Naismith, Ph.D., is also a member of the Company's Board of Directors, to serve as financial advisor replacing BlueStone Captital. During this period Cistron held exploratory discussions with several biotechnology and pharmaceutical companies including Celltech Group plc regarding possible strategic alliances including joint ventures, mergers or the sale of Cistron. In March
2000, Cistron and eMedsecurities entered into an amendment to the Genome/eMedsecurities, Inc. engagement letter, under which Cistron has agreed to pay eMedsecurities $700,000 upon completion of the merger with Celltech. Of that amount, $100,000 has been paid to date and is non-refundable. As a condition for Cistron to consummate the Merger with Celltech, Cistron must receive a waiver and release from eMedsecurities as to its engagement as Cistron's former financial advisor and compensation pursuant thereto.

8.	MAJOR CUSTOMERS AND EXPORT SALES
   --------------------------------
        In Fiscal 1998, sales to three customers constituted 69% (34%, 24%, 11%, respectively) of total sales and in Fiscal 1999, sales to three customers accounted for 52% of total sales (24%, 17% and 11%). Export sales amounted to 33% and 34% of sales in 1998 and 1999, respectively.
The Company ceased all manufacturing and sales as of October 31, 1999 and Fiscal 2000 customer and geographic information are not significant.

9. LITIGATION
   ----------
       	On September 28, 1993, the Company filed suit in the U.S. District Court against Immunex Corporation alleging misappropriation of trade secrets related to IL-1 beta and seeking damages therefor. In November 1996, the two companies agreed to settle all of Cistron's claims against Immunex and two former Immunex officers. Under the settlement, Immunex will pay Cistron a total of $21 million; $11 million was paid in November 1996 and $3 million was paid in each of November 1997, November 1998, and November 1999. The remaining $1 million is payable in November 2000. Cistron is obligated to make payments under agreements with counsel and the Institutions based on the settlement. Cistron will net approximately $14.7 million (pre-tax) from the aggregate Immunex payments. Immunex also assigned certain IL-1 beta patents to Cistron under the settlement.

       	In August 1997, Cistron filed suit in Virginia against Rebuild, L.L.C. ("Rebuild") and against Dr. Henry Grausz, Cistron's former chairman, to recover $230,000 loaned to Rebuild in November 1996, repayment of which was personally and unconditionally guaranteed by Dr. Grausz. Dr. Grausz is a partner in Rebuild. The loan was due to be repaid on May 15, 1997. However, Rebuild did not repay the loan and Dr. Grausz failed to repay the note on Rebuild's behalf. Cistron agreed to forbear collection efforts until July 31, 1997. On July 31, 1997, the note was not repaid by Rebuild or by Dr. Grausz. On October 10, 1997, judgment was entered in favor of the Company in the Circuit Court of Fairfax County (Virginia) against Rebuild, LLC and Henry Grausz. The judgment was for $230,000 loan principal plus interest and attorneys' fees. The Company was informed that in December 1997, Dr. Grausz filed a petition under Chapter 11 of the Federal Bankruptcy Code. The Company is an unsecured creditor as to the judgment against Dr. Grausz entered in favor of the Company in October 1997. On May 5, 2000, the bankruptcy estate elected to exercise an option granted to Dr. Grausz in 1990 for 259,587 shares of the Company's Common Stock. The Company has rejected this attempt to exercise Dr. Grausz' option and made a supplemental assertion of its right of offset regarding the above-mentioned judgement.

        The Company has incurred legal fees (included in administrative and marketing) in the amount of $67,422, $90,234 and $165,827 for the years ended June 30, 1998, 1999, and 2000, respectively, in connection with patents and litigation (the Fiscal 1998 amount excludes payments to counsel as the result of settlement of the Immunex litigation).

10. LOSS PER SHARE
    --------------
        The following is a summary of the components used in the calculation of Loss per Share:

                                                Year ended June 30,
                                   -------------------------------------------
                                         1998           1999           2000
                                   -------------  -------------  -------------
Basic Earnings per common share:
-------------------------------
        Net loss (numerator)       $   (476,479)  $   (277,164)  $   (828,126)
        Weighted average shares
             (denominator)           24,955,077     23,962,074     20,612,481

        Basic loss per share       $      (0.02)  $      (0.01)  $      (0.04)
                                     ==========     ==========     ==========



        Diluted loss per common
        share - assuming dilution:
        --------------------------
        Net loss (numerator)       $   (476,479)  $   (277,164)  $   (828,126)
        Weighted average shares      24,955,077     23,962,074     20,612,481
        Effect of dilutive options            -              -              -
        Weighted average shares -
         assuming dilution
             (denominator)           24,955,077     23,962,074     20,612,481

        Diluted loss per share     $      (0.02)  $      (0.01)  $      (0.04)
                                     ==========     ==========     ==========

11. STOCK OPTIONS
    -------------
        In September 1984, the Board of Directors adopted an employee stock option plan (the "1985 Plan") for the granting of stock options. The
Plan terminated on August 31,1994 and as of June 30, 2000, incentive stock options for 7,500 shares of the Company's Capital Stock at an average price of $.33 were outstanding and exercisable.

        In November 1997, the Board of Directors adopted an incentive and non-incentive stock option plan (the "1997 Plan" and together with the 1985 Plan, the "Plans") for the granting of stock options. Options under the 1997 Plan are granted at not less than fair market value of the stock at the date of the grant, vest and generally become exercisable at the cumulative rate of 33% per annum commencing one year from the grant and expire five years after issuance.

        Stock options that fully vest and become exercisable six months after the date of the grant (October 1996 and May 1998) have been granted to two former employees. Other options to purchase the Company's Common
Stock, which are not part of the 1997 Plan have been granted to outside consultants at the then fair market value. The options to the directors vest and become exercisable at the cumulative rate of 33% per annum commencing in the year of the grant.

        As of June 30, 2000, 1,200,000 shares of Common Stock were reserved for issuance in connection with options under the 1997 Plan. The first table includes the options granted under the Plans and the second table contains other options and warrants covered under separate agreements. Differences with prior year presentation are summarized in the line Reclassification.

The activity in the Plans is presented below:

                                    Shares under stock  Price range   Weighted average
                                       option plans     per share     price per share
                                    --------------------------------------------------
Outstanding Options, June 30, 1997      953,610         $.06 to .44       $  .21
Granted                                  10,150             .26              .26
Exercised                               (45,197)            .06              .06
Expired or Canceled                           -               -                -
                                       ---------         ----------         ------
Outstanding Options, June 30, 1998      918,563          .06 to .44          .26
Granted                                 350,000             .30              .30
Exercised                              (547,037)         .06 to .38          .27
Expired or Canceled                           -               -                -
                                       ---------         ----------         ------
Outstanding Options, June 30, 1999      721,526          .13 to .44          .27
Reclassification                        418,454          .30 to .38          .31
Granted                                  20,000             .30              .30
Exercised                              (375,000)         .13 to .38          .24
Expired or Canceled                    (307,480)            .30              .30
                                       ---------         ----------         ------
Outstanding Options, June 30, 2000      477,500         $.13 to .44       $  .24
                                       =========         ==========         ======
Exercisable at June 30, 2000            157,500         $.13 to .44       $  .24
                                       =========         ==========         ======

                                  F-16

The non-Plan activity is presented below:

                                    Shares under other
                                    options or warrant  Price range   Weighted average
                                    agreements          per share     price per share
                                    --------------------------------------------------
Outstanding, June 30, 1997            1,714,907         $.02 to .50       $  .16
Granted                                 400,000             .25              .25
Exercised                                     -               -                -
Expired or Canceled                           -               -                -
                                      ---------          ----------         ------
Outstanding, June 30, 1998            2,114,907          .02 to .50          .18
Granted                               1,666,667          .23 to .30          .26
Exercised                              (873,297)         .02 to .19          .15
Expired or Canceled                    (150,000)            .06              .06
                                      ---------          ----------         ------
Outstanding, June 30, 1999            2,758,277          .02 to .50          .24
Reclassification                       (418,454)         .30 to .38          .31
Granted                                 150,000             .26              .26
Exercised                              (307,906)         .02 to .38          .08
Expired or Canceled                     (55,663)            .02              .02
                                      ---------          ----------         ------
Outstanding, June 30, 2000            2,126,254         $.02 to .50       $  .25
                                      =========          ==========         ======
Exercisable at June 30, 2000          2,076,254         $.02 to .50       $  .22
                                      =========          ==========         ======

        The weighted average fair value of the stock options granted in 1998, 1999 and 2000 were $.22 and $.23 and $.29, as determined using the Black-Scholes option pricing model with the following range of assumptions:

                                                       Year Ended June 30,
                                            -----------------------------------------
                                             1998            1999           2000
                                            --------    -------------   -------------
        Risk free interest rate               5.48%         5.81%           5.90%
        Expected dividend yield                --            --              --
        Expected stock volatility
         (Based on historic price activity)   102%          160%            134%
        Expected option life                10 years    3 to 10 years   3 to 10 years

        The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized by the Company for options and warrants issued. Had compensation cost for the Plan been determined consistently with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123), the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                                       Year Ended June 30,
                                        -------------------------------------------
                                            1998            1999           2000
                                        -----------     -----------     -----------
        Net income (loss):
                As reported             $ (476,479)     $ (277,164)     $ (828,126)
                Pro forma                 (478,743)       (740,746)       (833,974)

        Net income (loss) per share:
                As reported:
                   Basic                $    (0.02)     $    (0.01)     $    (0.04)
                   Diluted                   (0.02)          (0.01)          (0.04)
                Pro forma:
                   Basic                $    (0.02)     $    (0.03)     $    (0.04)
                   Diluted                   (0.02)          (0.03)          (0.04)

                                   F-17

        During Fiscal 1998, the Company granted 400,000 stock warrants exercisable at $.25 per share to non-employees that vested over a six-month period. The fair value of these warrants was determined to be $65,000 which amount was recorded as consulting expense. During Fiscal 1999, warrants to purchase 666,667 shares and warrants to purchase 400,000, both warrants immediately exercisable at $.25 per share, where granted to two non-employees. During Fiscal 2000, the Company granted a five-year option for 20,000 shares exercisable at $.30 per share (the then market value) to an employee. The fair value of this option was determined to be $5,800. The Company also recorded the July, 1997 issuance of an option for 150,000 shares at $.255 to a then director at fair market value. The Company utilized the Black-Scholes option pricing model to determine the fair value of these grants.

12. FINANCIAL INSTRUMENTS
    ---------------------
        The table below presents the carrying values and estimated fair values for the Company's financial instruments. The estimated fair values were determined based on the terms of the various instruments.

                                               1999                      2000
                                      ------------------------  ------------------------
                                       Carrying     Estimated    Carrying     Estimated
                                       value        fair value   value        fair value
                                      -----------  -----------  -----------  -----------
Cash and cash equivalents             $ 8,760,916  $ 8,760,916  $ 9,095,618  $ 9,095,618
Accounts receivable - trade                28,279       28,279            -            -
Accounts receivable - other current     2,942,361    2,942,361      981,300      981,300
Accounts receivable - other long term     931,440      826,415            -            -
Other current liabilities                 775,484      775,484      329,772      329,772
Other non-current liabilities             270,796      231,396            -            -

13. SUBSEQUENT EVENTS
    -----------------
        On August 24, 2000, Aventis Pasteur and Cistron entered into a Waiver, Release and Termination Agreement, under which, among other things:

        - The parties terminated the Collaboration and Option Agreement, including Aventis Pasteur's right to obtain exclusive licenses to IL-1 beta in the fields of therapeutic or preventive vaccines;

        - Aventis Pasteur surrendered the Aventis Warrant for 666,667 shares of the Company's Common Stock;

        - Cistron relieved Aventis Pasteur of its obligations to pay $100,000 in research funding. Aventis Pasteur agreed to pay Cistron the remaining balance of the research payments as follows: $75,000 on or about October 1, 2000 and $125,000 on January 2, 2001. Aventis Pasteur is not required to make any payment in the event Cistron executes with a third party an option, license or other agreement providing rights to IL-1 beta as an adjuvant with human vaccines at any time prior to the applicable payment date.

        On August 31, 2000, Celltech and Cistron amended the Merger Agreement to reflect the elimination of the contingent merger consideration and the termination of the Collaboration and Option Agreement between the Company and Aventis Pasteur.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-13704 of Cistron Biotechnology, Inc. on Form S-8 of our report dated September 10, 1999, appearing in this Annual Report on Form 10-K of Cistron Biotechnology, Inc. for the year ended June 30, 1999.


ss/Deloitte & Touche LLP/

Parsippany, New Jersey
September 7, 2000

INDEPENDENT AUDITORS' CONSENT


We hereby consent to the incorporation by reference in this Cistron Biotechnology, Inc. Registration Statement on Form S-8, of our report dated August 3, 2000 on our audit of the financial statements of Cistron Biotechnology, Inc. as of June 30, 2000, and for the year then ended, which report is included in the Cistron Biotechnology, Inc. 2000 Annual Report on Form 10-K.


/WISS & COMPANY, LLP/
Livingston, New Jersey
August 31, 2000